Form 10-Q
period 2015-03-31
Hortonworks, Inc.
filed 2015-05-14
CIK 1610532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of Registrant’s Common Stock outstanding as of May 11, 2015 was 43,176,191.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HORTONWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,740	$129,084
Short-term investments	87,226	75,381
Accounts receivable, net (including $1,635 and $2,020 as of March 31, 2015 and December 31, 2014 from related parties)	34,507	32,900
Prepaid expenses and other current assets	6,475	3,728

Total current assets	206,948	241,093
Property and equipment, net	12,248	11,182
Long-term investments	4,615	—
Goodwill	2,119	2,119
Other non-current assets	678	304
Restricted cash	1,310	1,341

TOTAL ASSETS	$227,918	$256,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,992	$7,087
Accrued compensation and benefits	10,377	9,913
Accrued liabilities	8,956	6,333
Deferred revenue (including $1,250 and $1,679 as of March 31, 2015 and December 31, 2014 from related parties)	59,053	50,280

Total current liabilities	82,378	73,613
Long-term deferred revenue (including $4,126 and $5,443 as of March 31, 2015 and December 31, 2014 from related parties)	9,198	12,643
Other long-term liabilities	3,753	2,713

TOTAL LIABILITIES	95,329	88,969

Commitments and contingencies (Note 3)
STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.0001 per share—114,500,000 shares authorized as of March 31, 2015 and December 31, 2014; 41,925,855 and 40,897,583 shares issued and outstanding as of March 31, 2015 and December 31, 2014, actual	4	4
Additional paid-in capital	444,776	439,005
Accumulated other comprehensive loss	(320)	(202)
Accumulated deficit	(311,871)	(271,737)

TOTAL STOCKHOLDERS’ EQUITY	132,589	167,070

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$227,918	$256,039

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Support subscription and professional services revenue:
Support subscription (including contra-support subscription revenue of $0 and $1,961 for the impact of the issuance of equity to an affiliate of AT&T for the three months ended March 31, 2015 and 2014)	$13,575	$4,289
Professional services (including contra-professional services revenue of $0 and $79 for the impact of the issuance of equity to an affiliate of AT&T for the three months ended March 31, 2015 and 2014)	9,198	4,248

Total support subscription and professional services revenue (including $2,317 and $373 for the periods ended March 31, 2015 and 2014, from related parties)	22,773	8,537
Cost of revenue:
Support subscription	2,549	589
Professional services	8,911	5,311

Total cost of revenue	11,460	5,900

Gross profit	11,313	2,637
Operating expenses:
Sales and marketing	27,757	10,193
Research and development	14,980	7,793
General and administrative	9,052	4,933

Total operating expenses	51,789	22,919

Loss from operations	(40,476)	(20,282)
Other income, net	426	30

Loss before income tax expense	(40,050)	(20,252)
Income tax expense	84	21

Net loss	$(40,134)	$(20,273)

Net loss per share of common stock, basic and diluted	$(0.97)	$(5.25)

Weighted-average shares used in computing net loss per share of common stock, basic and diluted	41,479,563	3,857,948

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(40,134)	$(20,273)
Items of other comprehensive (loss) income:
Unrealized gain on investments	30	2
Foreign currency translation adjustment	(148)	2

Total other comprehensive (loss) income	(118)	4

Total comprehensive loss	$(40,252)	$(20,269)

See accompanying notes to the condensed consolidated financial statements

HORTONWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,134)	$(20,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	894	225
Amortization of premiums from investments	282	67
Stock-based compensation expense	5,194	2,148
Contra-revenue adjustment related to share purchase agreement with related party	—	2,040
Loss on disposal of assets	5	25
Changes in operating assets and liabilities:
Accounts receivable	(1,607)	(795)
Prepaid expenses and other current assets	(2,895)	(1,099)
Other non-current assets	(390)	(5)
Accounts payable	(447)	(382)
Accrued liabilities and other long-term liabilities	4,577	2,331
Accrued compensation and benefits	464	(234)
Deferred revenue	5,328	3,563

Net cash used in operating activities	(28,729)	(12,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(42,057)	—
Proceeds from maturities of investments	27,861	2,920
Issuance of promissory note receivable	(2,500)	—
Change in restricted cash	31	—
Purchases of property and equipment	(5,263)	(379)

Net cash (used in) provided by investing activities	(21,928)	2,541

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock, net of issuance costs	—	99,742
Proceeds from issuance of common stock	313	96

Net cash provided by financing activities	313	99,838

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(50,344)	89,990
CASH AND CASH EQUIVALENTS—Beginning of period	129,084	25,304
CASH AND CASH EQUIVALENTS—End of period	$78,740	$115,294

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,350	$—

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Hortonworks, Inc. (the “Company”) was incorporated in Delaware in 2011 and is the leading contributor to and provider of Apache™ Hadoop® for the enterprise. Our mission is to establish Hadoop as the foundational technology of the modern enterprise data architecture. Our solution, the Hortonworks Data Platform (“HDP”) is an enterprise-grade data management platform that enables a centralized architecture for running batch, interactive and real-time applications simultaneously across shared datasets. HDP is built on Hadoop and supported by a comprehensive set of capabilities that address the core requirements of security, operations and data governance.

The Company is focused on the development, distribution and support of the Hadoop open source project from the Apache Software Foundation (“Apache Hadoop” or “Hadoop”). Hadoop was originally developed in the early 2000s, when Yahoo!, Inc. (“Yahoo!”), by partnering with the Apache Hadoop community, led major innovations in the technology to help tackle big data challenges and operate its business at scale. Hadoop is managed as an open source software project by the Apache Software Foundation.

Due to the increase in the volume and the variety of data, including new unstructured data types such as clickstream data, geo-location data, sensor and machine data, sentiment data, server log data and other data generated by emails, documents and other file types, Hadoop has emerged as a critical enabling technology for the modern data center architecture. The Company’s software development efforts are thus focused on creating an enterprise-grade Hadoop platform by working in concert with the Apache community to develop the Hortonworks Data Platform.

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, except as otherwise disclosed, that are necessary for a fair statement of the Company’s results for the interim periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The condensed consolidated balance sheet as of December 31, 2014 included herein was derived from the audited financial statements as of that date.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Out-of-Period Adjustment

During the three months ended March 31, 2015, the Company recorded an out-of-period adjustment related to acquisition retention bonuses from XA Secure. The adjustment was associated with the three quarters ended December 31, 2014 and increased total expense by $3.1 million. The Company evaluated the adjustment considering both quantitative and qualitative factors and concluded the adjustment is not material to previously issued and current period financial statements.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. Certain aspects of ASU 2014-09 are currently under re-deliberation, and in April 2015, the FASB issued an exposure draft proposing a one-year deferral of the effective date of the standard and allowing early adoption as of the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2. FAIR VALUE MEASUREMENTS

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$45,040	$—	$—	$45,040
Certificates of deposit	—	980	—	980
Commercial paper	—	5,998	—	5,998
Short-term investments:
U.S. Treasury bills	3,494	—	—	3,494
Certificates of deposit	—	5,098	—	5,098
Commercial paper	—	9,732	—	9,732
Bank notes	—	3,507	—	3,507
Corporate notes and bonds	—	65,395	—	65,395
Long-term investments:
Corporate notes and bonds	—	2,099	—	2,099

Total financial assets	$48,534	$92,809	$—	$141,343

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$119,723	$—	$—	$119,723
Short-term investments:
Commercial paper	—	5,298	—	5,298
Corporate notes and bonds	—	70,083	—	70,083

Total financial assets	$119,723	$75,381	$—	$195,104

Where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value. This pricing methodology applies to Level 1 investments, which are comprised of money market funds and U.S. Treasury bills.

If quoted prices in active markets for identical assets are not available, then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable, either directly or indirectly. These investments are included in Level 2 and consist of commercial paper, bank notes, certificates of deposit, corporate notes and bonds and the promissory note receivable. Bank notes and certificates of deposit are valued using inputs that are directly or indirectly observable in the market, including the readily-available pricing sources for the identical underlying security that may not be actively traded. Corporate notes and bonds are valued at a consensus price, which is a weighted-average price based on market prices from a variety of industry standard data providers used as inputs to a distribution-curve based algorithm. Commercial paper is valued using market prices, if available, adjusting for accretion of the purchase price to face value at maturity. The Company entered into a three-year, $2.5 million promissory note receivable with a third-party service provider in February 2015, which bears interest at 4% per annum. The promissory note receivable is valued on a non-recurring basis using observable inputs and is classified as held-to-maturity within long-term investments. The carrying amounts of accounts receivable, prepaid expenses, the promissory note receivable, accounts payable, accrued liabilities and accrued compensation and benefits approximate fair value.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. During the three months ended March 31, 2015, the Company did not make any transfers between Level 1 and Level 2 investments.

Gross unrealized gains and losses were not material as of March 31, 2015 and December 31, 2014. Realized gains and losses were not material for the three months ended March 31, 2015 and 2014.

3. COMMITMENTS AND CONTINGENCIES

The Company has a number of operating lease agreements primarily involving office space and data center equipment. These leases are non-cancelable and expire on various dates through 2020. Lease expense is recognized on a straight-line basis over the lease term. The Company subleases some excess capacity to a subtenant under a non-cancelable operating lease.

Rent expense incurred under operating leases was $1.7 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Legal Proceedings

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

4. STOCKHOLDERS’ EQUITY

Common Stock

Each share of common stock is entitled to one vote for matters to be voted on by the stockholders of the Company. The holders of common stock are also entitled to receive dividends whenever declared by the Board of Directors from legally available funds, subject to the priority rights of all classes of preferred stock.

2014 Stock Option and Incentive Plan

The Company’s 2014 Stock Option and Incentive Plan (the “2014 Plan”) was adopted by the Company’s board of directors in September 2014. The 2014 Plan was approved by the Company’s stockholders in November 2014 and became effective immediately prior to the closing of the Company’s initial public offering. All remaining shares available in the 2011 Stock Option and Grant Plan (the “2011 Plan”) rolled into the 2014 Plan following the consummation of the initial public offering. The 2014 Plan allows the compensation committee to make equity-based incentive awards to the Company’s officers, employees, directors and other key persons (including consultants).

The Company has initially reserved 6,000,000 shares of the Company’s common stock for the issuance of awards under the 2014 Plan, plus 923,732 shares of the Company’s common stock remaining available for issuance under the Company’s 2011 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. On January 1, 2015, the shares reserved for issuance increased by 2,136,240 for total shares reserved for issuance under the 2014 Plan of 9,059,972 as of March 31, 2015, of which 8,417,803 remained available for issuance.

2014 Employee Stock Purchase Plan

In September 2014, the Company’s board of directors adopted and approved, and in November 2014 the Company’s stockholders adopted and approved, the Employee Stock Purchase Plan, or the ESPP. The ESPP initially reserved and authorized the issuance of up to a total of 2,500,000 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2015, by the lesser of (i) 1,000,000 shares of common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or (iii) such lesser number of shares as determined by the ESPP administrator. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. On January 1, 2015, the shares reserved for issuance increased by 427,248 for total shares reserved for issuance under the ESPP of 2,927,248 as of March 31, 2015.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Each employee who is a participant in the ESPP may purchase shares by authorizing payroll deductions of up to 10% of his or her base compensation during an offering period. Unless the participating employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase shares on the last business day of the offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Under applicable tax rules, an employee may purchase no more than $25,000 worth of shares of common stock, valued at the start of the purchase period, under the ESPP in any calendar year. Administrative amendments were made to the ESPP in March 2015 in connection with the launch of the first offering period, commenced in March 2015.

Stock Options

A summary of activity under the stock option plan and related information for the three months ended March 31, 2015 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding—December 31, 2014	13,953,894	$8.04	8.80	$264,531
Options granted	268,370	$22.12
Options exercised	(395,676)	$0.99
Options cancelled/forfeited	(332,669)	$9.39

Outstanding—March 31, 2015	13,493,919	$7.87	8.58	$215,478

Vested and expected to vest—March 31, 2015	12,580,885	$7.67	8.54	$203,385

Exercisable—March 31, 2015	3,554,035	$2.49	7.53	$75,891

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair market value of the Company’s common stock. The aggregate intrinsic value of options exercised for the three months ended March 31, 2015 and 2014 was $8.6 million and $0.4 million, respectively.

Restricted Stock

A summary of information related to restricted stock for the three months ended March 31, 2015 is presented below:

	Number of Shares issued under the Stock Plans	Number of Shares issued outside the Stock Plans	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
				(In thousands)
Unvested balance—December 31, 2014	672,865	761,601	$0.62	$37,845
Vested	(210,518)	(304,400)	$0.57
Canceled/forfeited	—	—	—

Unvested balance—March 31, 2015	462,347	457,201	$0.65	$24,478

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units

A summary of information related to restricted stock units (“RSUs”) for the three months ended March 31, 2015 is presented below:

	Number of Shares issued under the 2014 Plan	Weighted- Average Grant-Date Fair Value Per Share
Unvested balance—December 31, 2014	56,250	$16.00
Granted	—	—
Vested	—	—
Canceled/forfeited	—	—

Unvested balance—March 31, 2015	56,250	$16.00

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

The number of shares of restricted stock and early exercised options to purchase common stock outstanding subject to the Company’s right of repurchase at prices ranging from $0.18 to $14.22 per share as of March 31, 2015 was 1,062,129. The liability for shares subject to repurchase as of March 31, 2015 was $1.8 million, of which $1.0 million is included in accrued liabilities and $0.8 million is included in other long-term liabilities.

Stock-based Compensation Expense

Total stock-based compensation expense, including stock-based compensation expense to non-employees, by category was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$270	$73
Sales and marketing	1,417	178
Research and development	2,123	274
General and administrative	1,384	1,623

Total stock-based compensation expense	$5,194	$2,148

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. COMMON STOCK WARRANTS

In July 2011, the Company issued a warrant to purchase 6,500,000 shares of Series A preferred stock at an exercise price of $0.005 per share. Upon consummation of the Company’s initial public offering, the warrant automatically converted into a warrant to purchase 3,250,000 shares of common stock. The warrant was issued to Yahoo! in connection with the Company’s Series A financing and the transactions contemplated thereby, including commercial agreements with Yahoo! providing for support subscription offerings and certain rights to technology. The ability for Yahoo! to exercise the warrant was subject to the continuation of the commercial agreement for a period of two years, which has been satisfied.

On June 9, 2014, the Company issued a warrant to purchase a number of shares of common stock up to 1% of the sum of (i) 45,585,496, plus (ii) the number of shares of Series D preferred stock or shares of such stock issuable upon exercise of warrants to purchase such stock (on an as converted to common stock basis) issued or issuable upon exercise of warrants to purchase Series D Preferred Stock that were sold, if any, by the Company during the period commencing on June 9, 2014 and ending immediately prior to the occurrence of a corporate event at an exercise price of $8.46 per share. The warrant was issued to Yahoo! in exchange for the amendment of the rights held by Yahoo! under Section 2.11 of the Investors’ Rights Agreement to approve an acquisition of Hortonworks, which removed a competitor of Yahoo! from the list of companies over which Yahoo! has such blocking rights. As of March 31, 2015, the warrant was exercisable into 476,368 shares of common stock.

Each warrant expires nine years from the date of issuance. The warrants vested upon the consummation of the Company’s initial public offering in December 2014. As of March 31, 2015, neither warrant had been exercised into shares of common stock.

6. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less restricted common stock and common stock issued that is subject to repurchase, and excludes any dilutive effects of share based awards. Diluted net loss per share of common stock is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock. As the Company had net losses for the three months ended March 31, 2015 and 2014, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2015	2014
Net loss	$(40,134)	$(20,273)

Weighted-average shares used in computing net loss per share of common stock	41,479,563	3,857,948

Net loss per share, basic and diluted	$(0.97)	$(5.25)

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented since including them would have been anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Convertible preferred stock (on an as if converted basis)	—	19,898,176
Exercise and conversion of convertible preferred stock warrants (converted into common stock warrants upon initial public offering)	3,250,000	3,250,000
Exercise and conversion of common stock warrants	476,368	—
Restricted common stock issued, net of repurchases	—	8,432,490
Common stock subject to repurchase	275,087	196,666
Stock options to purchase common stock	13,493,919	8,098,739
Unvested restricted stock and restricted stock units	975,798	—

Total	18,471,172	39,876,071

Immediately prior to the closing of the Company’s IPO in December 2014, all shares of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock.

7. INCOME TAXES

The effective tax rate for the three months ended March 31, 2015 was (0.2)% compared to (0.1)% for the same period in 2014. The income tax expense for the three months ended March 31, 2015 and 2014 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to full valuation allowance against net deferred tax assets.

8. SEGMENT AND GEOGRAPHICAL INFORMATION

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

The Company has international sales offices in the Netherlands, United Kingdom, Germany, South Korea and India. The following presents revenue by country, determined by location of sales office (in thousands):

	Three Months Ended March 31,
	2015	2014
United States	$20,690	$8,100
Rest of world	2,083	437

Total revenue	$22,773	$8,537

The Company’s long-lived assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9. SUBSEQUENT EVENTS

Business Combination

In April 2015, the Company completed the acquisition of SequenceIQ, kft, an open source provider of rapid deployment tools for Hadoop, located in Budapest, Hungary. Under the terms of the agreement, the Company agreed to issue 49,102 restricted stock units and pay approximately $3.7 million in cash at closing with $3.5 million due on subsequent dates. An additional $1.7 million is due upon completion of two product milestones. The Company is in the process of evaluating the business combination accounting considerations, including the consideration transferred and the initial purchase price allocation.

Microsoft Renewal

Pursuant to the terms of the three-year support subscription and co-engineering agreement entered into with Microsoft in July 2012, the agreement auto-renewed in May 2015 for one additional year through July 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and in other parts of this annual report.

Overview

Hortonworks, Inc. (“Hortonworks,” the “Company,” “we,” or “us”) seeks to advance the market adoption of Hadoop and provide enterprises with a new data management solution that enables them to harness the power of big data to transform their businesses through more effective and efficient management of their valuable data assets. A Hadoop cluster combines commodity servers with local storage and an open source software distribution to create a reliable distributed compute and storage platform for large data sets scalable up to petabytes with thousands of servers or nodes. Our solution is an enterprise-grade data management platform built on a unique distribution of Apache Hadoop and powered by YARN (“Yet Another Resource Negotiator”). Our approach is differentiated in that we are committed to serving the Apache Software Foundation open source ecosystem and to sharing all of our product developments with the open source community. We distribute the Hortonworks Data Platform software under the Apache open source license in order to provide broad rights for recipients of the software to use, copy, modify and redistribute the software. Consistent with our open source approach, we generally make the Hortonworks Data Platform available free of charge.

We generate revenue predominantly by selling support subscription offerings and professional services. Our support subscription agreements are typically annual arrangements. On occasion, we may sell a premium subscription agreement that provides a customer with development input. We price our support subscription offerings based on the number of servers in a cluster, or nodes, data under management and/or the scope of support provided. Accordingly, our support subscription revenue varies depending on the scale of our customers’ deployments and the scope of the support agreement. Professional services revenue is derived from consulting services engagements and training services. Our consulting services are provided primarily on a time and materials basis, and to a lesser extent, a fixed fee basis, and training services are priced based on attendance. The growth of our total revenue is dependent upon (i) new customer acquisition, (ii) expansion of sales within our existing customer base and (iii) the annual renewal of our support subscription agreements by our existing support subscription customers. Our revenue is subject to fluctuations based upon our success at addressing these factors but may also be impacted by the revenue recognition requirements of our multiple-element customer arrangements. Our early growth strategy has been aimed at acquiring customers for our support subscription offerings via a direct sales force and delivering consulting services. As we grow our business, our longer-term strategy will be to expand our partner network and leverage our partners to deliver a larger proportion of professional services to our customers on our behalf. The implementation of this strategy is expected to result in an increase in upfront costs in order to establish and further cultivate such strategic partnerships, but we expect that it will increase gross margins in the long term as the percentage of our revenue derived from professional services, which has a lower gross margin than our support subscriptions, decreases.

Our ability to successfully implement these strategies is subject to challenges, risks and uncertainties and our net losses have been increasing year-over-year. In our efforts to achieve profitability, we have placed and will continue to place an emphasis on investing within our support subscription sales efforts to try to drive increased revenue in both support subscriptions and professional services. If these support subscription sales efforts are not successful, due to unsuccessful execution by us, increased competition in our markets, or other factors, we will find it difficult to add new support subscription customers, and our revenue will not grow as quickly as we would like, and may decline. In addition, our longer-term strategy of leveraging our partners to provide an increasing proportion of professional services to our customers presents certain challenges. This strategy requires us to make upfront expenditures and devote time and attention to cultivating relationships. If we are unable to identify and engage suitable partners that are able to provide such services, or if our partners are unable to provide professional services at the quality level that our customers expect, we may not be able to achieve this transition as quickly as we would like, or at all. We expect that our ability to successfully implement this strategy will have a material impact on whether we can achieve profitability, due to the difference in gross margins on our support subscriptions versus our professional services. If the percentage of our total revenue that comes from professional services does not decrease over time as we expect, or we are not able to establish vendor-specific objective evidence (“VSOE”) for professional services revenue, then our ability to achieve profitability will be negatively impacted.

We have achieved significant growth in recent periods. For the three months ended March 31, 2015 and 2014, our revenue was $22.8 million and $8.5 million, respectively. For the three months ended March 31, 2015 and 2014, our gross billings were $28.1 million and $14.1 million, respectively. We incurred net losses of $40.1 million and $20.3 million for the three months ended March 31, 2015 and 2014, respectively. See “Key Business Metrics—Gross Billings” for more information and a reconciliation of gross billings to total revenue, the most directly comparable generally accepted accounting principles (“GAAP”) financial measure, and an explanation of why management uses this non-GAAP financial measure.

Key Factors Affecting Our Performance

Adding New Support Subscription Customers. Growth of our revenue from our support subscription offerings is driven by agreements with new support subscription customers, renewals of existing support subscription agreements and increased revenue from existing support subscription customers. The number of agreements with new support subscription customers signed may vary from period to period for several reasons, including the length of our sales cycle, the effectiveness of our sales and marketing efforts and overall adoption rates of Hadoop-based solutions. The contract value of our support subscriptions with individual support subscription customers varies substantially among customers, and our results of operations may fluctuate from period to period depending on the timing of particular large support subscriptions. Our results of operations may also fluctuate, in part, due to the resource-intensive nature of our sales efforts, the length and variability of the sales cycle of our support subscription offerings and the difficulty in making short-term adjustments to our operating expenses. The length of our sales cycle from initial evaluation to payment for our support subscription offerings is generally six to nine months, but can extend to one year or more for some customers. In addition, as our professional services engagements frequently relate to initial new support subscription customer deployments of the Hortonworks Data Platform, growth in our professional services revenue is driven primarily by adding new support subscription customers.

Additional Sales to Existing Support Subscription Customers. Our existing support subscription customers continue to represent a large opportunity for us to expand our revenue base. Growth of our revenue from existing support subscription customers typically comes when customers increase the scale of their deployment of the Hortonworks Data Platform. We price our support subscription offerings based on the number of nodes, data under management and/or the scope of services provided. Accordingly, our revenue from our support subscription offerings vary depending on the scale of our support subscription customers’ deployments and the scope of the support agreement.

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

Revenue Recognition Policies. We typically enter into sales arrangements pursuant to which we provide both support subscription offerings and professional services. Pursuant to software revenue recognition rules under GAAP, for arrangements providing both support subscription offerings and professional services, we typically recognize as revenue the entire arrangement fee ratably over the subscription period once the support subscription and professional services have commenced. The appropriate timing of revenue recognition must be evaluated on an arrangement-by-arrangement basis. The costs associated with our support subscription and professional services revenue are expensed as we incur the delivery costs. However, in many cases, the related revenue is deferred and recognized ratably over a later period. Thus, during times of rapid customer growth and accompanying delivery of professional services, our gross margin is expected to be negatively impacted.

Key Business Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key business metrics include the following:

Dollar-Based Net Expansion Rate. We believe that our ability to retain our customers and expand their support subscription revenue over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of nodes, data under management and/or the scope of the support subscription agreements. To date, only a small percentage of our customer agreements have reached the end of their original terms and, as a result, we have not observed a large enough sample of renewals to derive meaningful conclusions. We calculate dollar-based net expansion rate as of a given date as the aggregate annualized subscription contract value as of that date from those customers that were also customers as of the date 12 months prior, divided by the aggregate annualized subscription contract value from all customers as of the date 12 months prior. We calculate annualized support subscription contract value for each support subscription customer as the total subscription contract value as of the reporting date divided by the number of years for which the support subscription customer is under contract as of such date. We report the trailing four-quarter average dollar-based net expansion rate as of each period end. The dollar-based net expansion rate as of March 31, 2015 and December 31, 2014 was 143% and 144%, respectively.

Total subscription contract value for a support subscription customer account is a legal and contractual determination calculated as of a given date by aggregating the subscription fees that we expect to receive for each support subscription, assuming no changes to the subscription. The total subscription contract value is not determined by reference to historical or future revenue, deferred revenue or any other GAAP financial measure over any period. It is forward-looking and contractually derived as of the date of determination, and the period over which any associated revenue is recognized is affected by our revenue recognition policies under GAAP.

Total Support Subscription Customers. We believe total support subscription customers is a key indicator of our market penetration, growth and future revenue. In order to grow our customer base, we have aggressively invested in and intend to continue to invest in our direct sales team, as well as to pursue additional partnerships within our indirect sales channel. We generally define a support subscription customer as an entity with an active support subscription as of the measurement date. In situations where there are multiple contracts with multiple subsidiaries or divisions, universities, or governmental organizations of a single entity, the entity is counted once. Our total support subscription customer count was 437 as of March 31, 2015.

Gross Billings. We have included gross billings, a non-GAAP financial measure, since it is a key measure used by our board of directors and management to monitor our near term cash flows and manage our business. Gross billings is calculated as total non-GAAP revenue plus the change in deferred revenue for the same period. As we have not yet established vendor-specific objective evidence of fair value for our support subscriptions, we recognize revenue ratably over the period beginning when both the support subscription and professional services have commenced for customers with agreements that purchase both a support subscription and professional services. Most of our customer agreements include both support subscription and professional services. The accounting treatment for such agreements causes the recognition of our revenue to trail the impact of these customer agreements and creates significant deferred revenue.

We have provided a reconciliation between total revenue, the most directly comparable GAAP financial measure, and gross billings in the table below. We believe gross billings provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our board of directors and management.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Gross billings:
Total revenue	$22,773	$8,537
Contra revenue—AT&T	—	2,040

Total non-GAAP revenue	22,773	10,577
Total deferred revenue, end of period	68,251	31,491
Less: Total deferred revenue, beginning of period	(62,923)	(27,928)

Total change in deferred revenue	5,328	3,563

Gross billings	$28,101	$14,140

Components of Results of Operations

Revenue

We generate revenue primarily under multiple-element arrangements that include support subscription offerings combined with consulting and/or training services. We have not yet established VSOE for our support subscriptions. Accordingly, for our multiple-element arrangements, we recognize revenue on a ratable basis over the period beginning when both the support subscription and professional services have commenced, and ending at the conclusion of the support subscription or professional services period, whichever is longer.

In September 2013, we entered into a commercial agreement and common stock purchase agreement with AT&T covering the sale and issuance of 390,269 shares of our common stock to an affiliate of AT&T at a per share price of $0.0002. The shares were fully vested as of January 30, 2014. As a result of the issuance of shares to a customer at below fair value, we recorded contra-revenue in the amount of $2.0 million for the three months ended March 31, 2014.

Cost of Revenue

Cost of support subscription revenue consists primarily of personnel costs (including salaries, benefits, and stock-based compensation expense) for employees associated with our support subscription offerings mainly related to technology support and allocated shared costs. Cost of professional services revenue consists primarily of personnel costs (including salaries, benefits and stock-based compensation expense) for employees and fees to subcontractors associated with our professional service contracts, travel costs and allocated shared costs. We allocate shared costs such as rent, shared information technology costs, and employee benefit costs to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category. Cost of revenue for support subscription and professional services is expensed as incurred.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs (including salaries, benefits and stock-based compensation expense) for our sales and marketing employees. In addition, sales and marketing expenses include the cost of advertising, online marketing, promotional events, corporate communications, product marketing and other brand-building activities. We expect our sales and marketing expenses to continue to increase for the foreseeable future as we continue to invest in our selling and marketing activities, build brand awareness, attract new customers and sponsor additional marketing events. However, we expect our sales and marketing expenses to decrease as a percentage of our total revenue over the long term.

Research and Development. Research and development expenses consist primarily of personnel costs (including salaries, benefits and stock-based compensation expense) for our research and development employees, costs associated with subcontractors and equipment lease expenses. We expect to continue to focus our research and development efforts on enhancing and adding new features and functionality to the Hortonworks Data Platform. As a result, we expect our research and development expenses to continue to increase for the foreseeable future. However, we expect our research and development expenses to decrease as a percentage of our total revenue over the long term.

General and Administrative. General and administrative expenses consist primarily of personnel costs (including salaries, benefits and stock-based compensation expense) for our executive, finance, human resources, IT and other administrative employees. In addition, general and administrative expenses include fees for third-party professional services, including consulting, legal and accounting services and other corporate expenses and allocated overhead. We expect our general and administrative expenses to continue to increase for the foreseeable future as we continue to invest in the growth of our business. However, we expect our general and administrative expenses to decrease as a percentage of our total revenue over the long term.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Support subscription and professional services revenue:
Support subscription (including contra-support subscription revenue of $0 and $1,961 for the impact of the issuance of equity to an affiliate of AT&T for the three months ended March 31, 2015 and 2014)	$13,575	$4,289
Professional services (including contra-professional services revenue of $0 and $79 for the impact of the issuance of equity to an affiliate of AT&T for the three months ended March 31, 2015 and 2014)	9,198	4,248

Total support subscription and professional services revenue	22,773	8,537
Cost of revenue:
Support subscription	2,549	589
Professional services	8,911	5,311

Total cost of revenue	11,460	5,900

Gross profit	11,313	2,637
Operating expenses:
Sales and marketing	27,757	10,193
Research and development	14,980	7,793
General and administrative	9,052	4,933

Total operating expenses	51,789	22,919
Loss from operations	(40,476)	(20,282)
Other income, net	426	30

Loss before income tax expense	(40,050)	(20,252)
Income tax expense	84	21

Net loss	$(40,134)	$(20,273)

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenue

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in thousands)
Support subscription and professional services revenue:
Support subscription	$13,575	$4,289	$9,286	217%
Professional services	9,198	4,248	4,950	117%

Total net support subscription and professional services revenue	$22,773	$8,537	$14,236	167%

Support subscription revenue increased by $9.3 million or 217% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The three months ended March 31, 2014 included contra-support subscription revenue of $2.0 million related to the issuance of equity to an affiliate of AT&T. The remaining increase of $7.3 million is due to the significant growth in our support subscription customer base as well as sales of additional support subscriptions to our existing customers.

Professional services revenue increased $5.0 million or 117% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase of $5.0 million is due to the significant growth in our support subscription customer base and sales of additional professional services to our existing customers.

Cost of Revenue

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in thousands)
Cost of revenue:
Cost of support subscription	$2,549	$589	$1,960	333%
Cost of professional services	8,911	5,311	3,600	68%

Total net cost of revenue	$11,460	$5,900	$5,560	94%

Cost of support subscription revenue increased $2.0 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to a $1.5 million increase in employee costs related to our increased headcount. In addition, travel costs, rent expense, and equipment costs increased by $0.3 million.

Cost of professional services revenue increased $3.6 million for three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to increased employee compensation costs of $1.5 million related to our increased headcount and increased contract labor costs of $1.3 million to support our growth. In addition, travel costs and rent expense increased by $0.5 million.

Sales and Marketing

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in thousands)
Sales and marketing	$27,757	$10,193	$17,564	172%

Sales and marketing expenses increased $17.6 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to an increase in employee compensation of $12.0 million related to our increased headcount and an increase in marketing expenses of $0.8 million. In addition, travel, rent and equipment expenses increased by $3.1 million in order to support our growth. During the three months ended March 31, 2015, we recognized $1.4 million of expenses, comprised of $1.0 million of cash retention bonuses and $0.4 million of stock retention bonuses payable to the selling shareholders of XA Secure that continued to be employees of the Company.

Research and Development

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in thousands)
Research and development	$14,980	$7,793	$7,187	92%

Research and development expenses increased $7.2 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to an increase in employee costs of $3.3 million related to our increased headcount. In addition, equipment, rent and travel expenses increased $0.7 million. During the three months ended March 31, 2015, we recognized $2.9 million of expenses, comprised of $1.9 million of cash retention bonuses and $1.0 million of stock retention bonuses payable to the selling shareholders of XA Secure that continued to be employees of the Company.

General and Administrative

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in thousands)
General and administrative	$9,052	$4,933	4,119	83%

General and administrative expenses increased $4.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to an increase in employee costs of $2.4 million due to our increased headcount and increases in our outside services costs of $1.2 million. In addition, travel and equipment expenses increased by $0.5 million.

Liquidity and Capital Resources

As of March 31, 2015, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $166.0 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our short-term investments are comprised primarily of commercial paper, corporate notes and bonds and certificates of deposit.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash used in operating activities	$(28,729)	$(12,389)
Cash (used in) provided by investing activities	(21,928)	2,541
Cash provided by financing activities	313	99,838

To date, we have financed our operations primarily through private placements of preferred stock, our initial public offering and the concurrent private placement of our common stock, and cash flow from operations. We believe that our existing cash and cash equivalents balance, together with cash generated from sales of our support subscriptions and professional services to customers, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

Operating activities for the three months ended March 31, 2015 used $28.7 million of cash compared to $12.4 million for the three months ended March 31, 2014. The increase was primarily driven by our net loss of $40.1 million for the three months ended March 31, 2015 compared to a net loss of $20.3 million for the three months ended March 31, 2014. In addition, prepaid expenses and other current assets increased by $2.9 million during the three months ended March 31, 2015 due in part to the purchase of software licenses. These factors were partially offset by increases in deferred revenue of $5.3 million due to the increase in our support subscription customer base coupled with our ratable revenue recognition as a result of our lack of VSOE for support subscription revenue, accrued liabilities and other long-term liabilities of $4.6 million primarily related to expenses incurred for the Hadoop Summits and an increase in long-term deferred tenant improvement allowance and stock-based compensation expense of $5.2 million.

Investing Activities

Investing activities for the three months ended March 31, 2015 used $21.9 million of cash compared to the $2.5 million of cash provided by investing activities for the three months ended March 31, 2014. The increase in cash used was primarily driven by an increase in purchases of investments of $42.1 million for the three months ended March 31, 2015. The increase in cash used also resulted from cash used for purchases of property and equipment of $5.3 million during the quarter ended March 31, 2015. These factors were partially offset by cash provided from the maturity of investments of $27.9 million.

Financing Activities

Financing activities for the three months ended March 31, 2015 generated $0.3 million of cash compared to $99.8 million for the three months ended March 31, 2014. The decrease in cash provided by financing activities was primarily driven by the $99.7 million proceeds from the issuance of our Series D Preferred Stock for the three months ended March 31, 2014, whereas no shares of preferred stock were issued during the three months ended March 31, 2015.

Contractual Obligations and Other Commitments

As of March 31, 2015, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

Through March 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents, short-term investments, and long-term investments totaling $170.6 million and $204.5 million as of March 31, 2015 and December 31, 2014, respectively. Cash and cash equivalents are comprised of cash deposits and money market funds. Our short-term and long-term investments are primarily comprised of treasury bills, certificates of deposits, corporate notes and bonds, bank notes, commercial paper and our promissory note receivable. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Due to the predominantly short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

Our promissory note receivable is entered into with a third-party service provider. Our maximum exposure to credit risk is the principal amount of the note of $2.5 million plus accrued and unpaid interest. To date, we have not experienced any losses with respect to our promissory note receivable. We will continue to monitor the receivable for collectability going forward.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

We have incurred net losses since our inception, including net losses of $40.1 million and $20.3 million for the three months ended March 31, 2015 and 2014, respectively. It is difficult for us to predict our future results of operations since the market for our solution is rapidly evolving and has not yet reached widespread adoption. We may not achieve sufficient revenue to attain and maintain profitability. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, and continue to invest in the development of the Hortonworks Data Platform. In addition, as we grow and as a result of being a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenses, we will have to generate and sustain increased revenue to be profitable in future periods. Any failure by us to sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

We have a limited operating history, which makes it difficult to predict our future results of operations.

We were incorporated in 2011 and introduced our first solution in 2012. As a result of our limited operating history, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth has been inconsistent, has benefited from transactions with related parties and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our support subscription offerings and our professional services, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. We have also encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties and our future revenue growth (each of which we use to plan our business) are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We do not have an adequate history with our support subscription offerings or pricing models to accurately predict the long-term rate of support subscription customer renewals or adoption, or the impact these renewals and adoption will have on our revenue or results of operations.

We have limited experience with respect to determining the optimal prices for our support subscription offerings. As the market for open source distributed data platforms matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new support subscription customers at the same price or based on the same pricing model as we have used historically. Moreover, large support subscription customers, which are the focus of our sales efforts, may demand greater price concessions. As a result, in the future we may be required to reduce our prices, which could harm our revenue, gross margins, financial position and cash flows. Furthermore, while the terms of our support subscription agreements limit the number of supported nodes or the size of supported data sets, such limitations may be improperly circumvented or otherwise bypassed by certain users.

We expect to derive a significant portion of our revenue from renewals of existing support subscription agreements. As a result, customers renewing and expanding their support subscription relationships with us will be critical to our business. Our support subscription customers have no obligation to renew their support subscriptions after the expiration of the initial support subscription period and may renew for fewer elements of our support subscription offerings or on different pricing terms. We have limited historical data with respect to support subscription customer renewals, including those support subscription arrangements which also allow the customer the ability to potentially impact the direction and development of the underlying open source solution, and to date, the majority of our support subscription agreements have not reached the end of their original term, so we cannot accurately predict support subscription customer renewals. Our support subscription customers’ renewals may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our pricing or the Hortonworks Data Platform and their ability to continue their operations and spending levels. If our support subscription customers do not renew their support subscriptions on similar pricing terms, our revenue may decline and our business could suffer. In addition, over time the average term of our contracts could change based on renewals or for other reasons.

Because we derive substantially all of our revenue and cash flows from supporting the Hortonworks Data Platform and services and training related to it, failure of these offerings to satisfy customer requirements or to achieve increased market acceptance would harm our business, results of operations, financial condition and growth prospects.

We derive and expect to continue to derive substantially all of our revenue and cash flows from customer fees for support subscription offerings and professional services in support of the Hortonworks Data Platform. As such, the market acceptance of the Hortonworks Data Platform is critical to our continued success. Demand for the Hortonworks Data Platform is affected by a number of factors beyond our control, including market acceptance of open source distributed data platforms by referenceable accounts for existing and new use cases, the continued enhancement of the Hortonworks Data Platform to incorporate features and functionality desired by our support subscription customers, the timing of development and release of new products by our competitors, technological change and growth or contraction in our market. We expect the proliferation of unstructured data to lead to an increase in the data storage and processing demands of our customers, and the Hortonworks Data Platform may not be able to perform to meet those demands. If we are unable to continue to meet support subscription customer requirements or to achieve more widespread market acceptance of the Hortonworks Data Platform, our business, results of operations, financial condition and growth prospects will be harmed.

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

In addition to our direct sales force and our website, we use strategic partners, such as distribution partners and resellers, to sell our support subscription offerings and our professional services. We expect that sales through partners will continue to grow as a proportion of our revenue for the foreseeable future.

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

The competitive position of the Hortonworks Data Platform depends in part on its ability to operate with products and services of third parties, including software companies that offer applications designed for various business intelligence applications, software services and infrastructure, and it must be continuously modified and enhanced to adapt to changes in hardware, software, networking, browser and database technologies. In the future, one or more technology companies, whether our partners or otherwise, may choose not to support the operation of their software, software services and infrastructure with the Hortonworks Data Platform, or the Hortonworks Data Platform may not support the capabilities needed to operate with such software, software services and infrastructure. In addition, to the extent that a third-party were to develop software or services that compete with ours, that provider may choose not to support the Hortonworks Data Platform. We intend to facilitate the compatibility of the Hortonworks Data Platform with various third-party software, software services and infrastructure offerings by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition and results of operations may suffer.

If open source software programmers, many of whom we do not employ, do not continue to develop and enhance open source technologies, we may be unable to develop new technologies, adequately enhance our existing technologies or meet customer requirements for innovation, quality and price.

We rely to a significant degree on a number of independent open source software programmers, or Hadoop committers and contributors, to develop and enhance Apache Hadoop and its related technologies. Additionally, members of the corresponding Apache Software Foundation Project Management Committees (“Project Management Committees”), many of whom are not employed by us, are primarily responsible for the oversight and evolution of the codebases of Hadoop and its related technologies. If the Hadoop committers and contributors fail to adequately further develop and enhance open source technologies, or if the Project Management Committees fail to oversee and guide the evolution of Hadoop-related technologies in the manner that we believe is appropriate to maximize the market potential of our offerings, then we would have to rely on other parties, or we would need to expend additional resources, to develop and enhance our offerings. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. In either event, our development expenses could be increased and our technology release and upgrade schedules could be delayed. Delays in developing, completing or delivering new or enhanced offerings could cause our offerings to be less competitive, impair customer acceptance of our offerings and result in delayed or reduced revenue for our offerings.

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

Our future growth depends in part upon expanding sales of our support subscription offerings and our professional services to our existing customers. If our existing customers do not purchase additional support subscription offerings and professional services, our revenue may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts. There can be no assurance that our efforts will result in increased sales to existing customers and additional revenue. If our efforts to expand sales to our existing customers are not successful, our business and operating results would be harmed.

Revenue from our largest customers has accounted for a significant percentage of our revenue, and the loss of one or more of our significant customers would harm our business.

A significant portion of our revenue has been concentrated among a relatively small number of large customers. For example, Microsoft Corporation accounted for 11% and 29% of our total revenue for the three months ended March 31, 2015 and 2014, respectively. The revenue from our three largest customers as a group accounted for 24% and 45% of our total revenue for the three months ended March 31, 2015 and 2014, respectively. While we expect that the revenue from our largest customers will continue to decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we expect that revenue from a relatively small group of customers will continue to account for a significant portion of our revenue, at least in the near term. Our customer agreements generally do not contain long-term commitments from our customers, and our customers may be able to terminate their agreements with us prior to expiration of the term. For example, the current term of our agreement with Microsoft expires in July 2015, and automatically renews thereafter for two successive twelve-month periods unless terminated earlier. The agreement may be terminated by Microsoft prior to the end of its term. Accordingly, the agreement with Microsoft may not continue for any specific period of time.

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

In addition to other risk factors described in this “Risk Factors” section, factors that may cause our results of operations to fluctuate from quarter to quarter include:

•	the timing of new customer contracts for support subscription offerings and professional services, and the extent to which we earn additional revenue from existing customers as they expand their deployment of the Hortonworks Data Platform;

•	the renewals of our support subscription arrangements with our customers;

•	changes in the competitive dynamics of our market;

•	customers delaying purchasing decisions in anticipation of new software or software enhancements;

•	the timing of satisfying revenue recognition criteria and our ability to obtain VSOE for our support subscription offerings;

•	our ability to control costs, including our operating expenses;

•	the proportion of revenue attributable to larger transactions as opposed to smaller transactions and the impact that a change in such proportion may have on the overall average selling price of our support subscription offerings;

•	the proportion of revenue attributable to support subscription offerings and professional services, which may impact our gross margins and operating income;

•	the reduction or elimination of support of the Apache Hadoop Project by the Apache Software Foundation, migration of Hadoop technology to an organization other than the Apache Software Foundation, or any other actions taken by the Apache Software Foundation or the Apache Hadoop Project that may impact our business model;

•	changes in customers’ budgets and in the timing of their purchasing decisions;

•	the collectability of receivables from customers and resellers, which may be hindered or delayed if these customers or resellers experience financial distress; and

•	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate.

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

Our results of operations may fluctuate, in part, because of the resource-intensive nature of our sales efforts, the length and variability of the sales cycle of our support subscription offerings and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend in part on sales to large support subscription customers and increasing sales to existing customers. The length of our sales cycle, from initial evaluation to payment for our support subscription offerings is generally six to nine months, but can vary substantially from customer to customer. Our sales cycle can extend to more than a year for some customers. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is lost or delayed. As a result of these factors, it is difficult for us to forecast our revenue accurately in any quarter. Because a substantial proportion of our expenses are relatively fixed in the short term, our results of operations will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our common stock to decline.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan or maintain high levels of service and our financial results could be negatively impacted.

We have increased our number of full-time employees to 653 at March 31, 2015 from 302 at March 31, 2014 and have increased our revenue to $22.8 million in the three months ended March 31, 2015 from $8.5 million in the three months ended March 31, 2014. Our recent growth and expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to continue to expand our overall business, customer base, headcount and operations. Continued growth increases the challenges involved in:

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

Our ability to increase the adoption of the Hortonworks Data Platform, increase sales of support subscription offerings and professional services, and grow our business depends on the increased adoption of big data applications by enterprises. While we believe that big data applications can offer a compelling value proposition to many enterprises, the broad adoption of big data applications also presents challenges to enterprises, including developing the internal expertise and infrastructure to manage big data applications effectively, coordinating multiple data sources, defining a big data strategy that delivers an appropriate return on investment and implementing an information technology infrastructure and architecture that enables the efficient deployment of big data solutions. Accordingly, our expectations regarding the potential for future growth in the market for big data applications, and the third-party growth estimates for this market in this Quarterly Report on Form 10-Q, are subject to significant uncertainty. If the market for big data applications does not grow as expected, our business prospects may be adversely affected. Even if the market for big data applications increases, we cannot be sure that our business will grow at a similar rate, or at all.

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

In the course of our selling efforts, we typically enter into sales arrangements pursuant to which we provide support subscription offerings and professional services. We refer to each individual product or service as an “element” of the overall sales arrangement. These arrangements typically require us to deliver particular elements in a future period. We apply software revenue recognition rules under U.S. GAAP. In certain cases, when we enter into more than one contract with a single customer, the group of contracts may be so closely related that they are viewed under GAAP as one multiple-element arrangement for purposes of determining the appropriate amount and timing of revenue recognition. As we discuss further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” because we do not have VSOE for our support subscription offerings, and because we may offer certain contractual provisions to our customers, such as delivery of support subscription offerings and professional services, or specified functionality, or because multiple contracts signed in different periods may be viewed as giving rise to multiple elements of a single arrangement, we may be required under GAAP to defer revenue to future periods. Typically, for arrangements providing for support subscription offerings and professional services, we have recognized as revenue the entire arrangement fee ratably over the support subscription period, although the appropriate timing of revenue recognition must be evaluated on an arrangement-by-arrangement basis and may differ from arrangement to arrangement. If we are unexpectedly required to defer revenue to future periods for a significant portion of our sales, our revenue for a particular period could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

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

Once the Hortonworks Data Platform is deployed, our support subscription customers depend on our software support organization to resolve technical issues relating to the deployment. We may be unable to respond quickly enough to accommodate short-term increases in support subscription customer demand for support subscription offerings. We also may be unable to modify the format of our support subscription offerings to compete with changes in offerings provided by our competitors. Increased support subscription customer demand for our support subscription offerings, without corresponding revenue, could increase costs and harm our results of operations. In addition, our sales process is highly dependent on our business reputation and on positive recommendations from our existing support subscription customers. Any failure to maintain high-quality support subscription offerings, or a market perception that we do not maintain high-quality support subscription offerings, could harm our reputation, our ability to sell our support subscription offerings to existing and prospective support subscription customers and our results of operations.

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

Our future results depend, in part, on our ability to expand into international markets. We also have a number of distributor and reseller relationships for our support subscription offerings and professional services in international markets. Our ability to expand internationally will depend upon our ability to deliver functionality and foreign language translations that reflect the needs of the international clients that we target. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through strategic alliances. If we are unable to identify strategic alliance partners or negotiate favorable alliance terms, our international growth may be harmed. In addition, we have incurred and may continue to incur significant expenses in advance of generating material revenue as we attempt to establish our presence in particular international markets.

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

As part of our ongoing business strategy to expand our suite of solutions and acquire new technology, from time to time we engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and joint ventures. For example, in May 2014, we acquired new technology, know-how and solutions through our acquisition of XA Secure, a data security company, and in April 2015, we acquired SequenceIQ, kft, an open source provider of rapid deployment tools for Hadoop, located in Budapest, Hungary. There may be significant competition for acquisition targets in our industry, or we may not be able to identify suitable acquisition candidates, negotiate attractive terms for acquisitions or complete acquisitions on expected timelines, or at all. If we are unable to complete strategic acquisitions or do not realize the expected benefits of the acquisitions we do complete, our business, financial condition, results of operations and prospects could be harmed.

Even if we are able to complete acquisitions or enter into alliances and joint ventures that we believe will be successful, such transactions are inherently risky. Significant risks associated with these transactions, include:

•	failing to achieve anticipated synergies, including with respect to complementary software or services;

•	losing key employees of the acquired businesses;

•	integration and restructuring costs, both one-time and ongoing;

•	maintaining sufficient controls, policies and procedures, including around integration and accounting for acquisition related expenses;

•	diversion of management’s attention from ongoing business operations;

•	establishing new informational, operational and financial systems to meet the needs of our business;

•	our inability to maintain the key business relationships and the reputations of the businesses we acquire;

•	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates and partners of the companies we acquire;

•	insufficient revenue to offset our increased expenses associated with acquisitions;

•	potentially incurring accounting charges as we transition an acquired company to our open-source business model;

•	our responsibility for the liabilities of the businesses we acquire; and

•	unanticipated and unknown liabilities.

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

We have a significant number of customers in the business services, advertising, financial services, healthcare and pharmaceuticals, high technology, manufacturing, media and entertainment, oil and gas, online services, retail and telecommunications industries. A substantial downturn in any of these industries may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, support subscription customers may choose to develop or utilize in-house support capabilities as an alternative to purchasing our support subscription offerings or professional services. Moreover, competitors may respond to market conditions by lowering prices of support subscription offerings. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our support subscription offerings or professional services.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the exchanges and other markets upon which our common stock is listed, and other applicable securities rules and regulations. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our initial public offering. However, our independent registered public accounting firm is not required to formally audit and attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. As we continue to grow rapidly, both organically and through strategic acquisitions, we expect to enhance our disclosure controls and procedures and internal control over financial reporting, however, we cannot guarantee the adequacy of these enhancements, including integration and accounting for acquisition-related expenses.

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

Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of March 31, 2015, we had 43,120,490 shares of common stock outstanding. As a result of market stand-off agreements, 35,041,245 shares of our common stock are subject to restrictions on their sale for 180 days after December 12, 2014 (subject in some cases to volume limitations). In addition, certain of these shares are also subject to lock-up agreements with the underwriters. Further, as of March 31, 2015, there were outstanding options and warrants to purchase 17,220,287 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale upon expiration of the lock-up agreements and market stand-off agreements. Goldman, Sachs & Co. may, in its sole discretion, permit our officers, director, employees and current stockholders who are subject to lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

The holders of an aggregate of 26,552,648 shares of our common stock, including the holder of warrants to purchase 3,250,000 shares of our common stock and 476,368 shares of our common stock as of March 31, 2015, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance, subject to certain market stand-off or lock-up agreements.

Our charter documents designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.

Our amended and restated certificate of incorporation and bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could harm our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On December 11, 2014, the Registration Statement on Form S-1 (File No. 333-200044) for our initial public offering of our common stock was declared effective by the SEC, pursuant to which we sold 7,187,500 shares of our common stock at a public offering price of $16.00 per share for an aggregate offering price of $115.0 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 12, 2014 pursuant to Rule 424(b)(4).

Issuer Purchases of Equity Securities

The Company has no publicly announced plan or program for the purchase of shares.

Item 6. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Consolidated financial statement Schedules.

All schedules are omitted because the required information is either not present, not present in material amounts or is presented within the condensed consolidated financial statements included.

3. Exhibits

The documents listed in the Exhibit Index are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hortonworks, Inc.

Date: May 14, 2015	By:	/s/ Scott Davidson
Scott Davidson
Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT

INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1#	2014 Employee Stock Purchase Plan, as amended and restated as of March 3, 2015.	10-K	001-36780	10.9	March 27, 2015

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	Indicates management contract or compensatory plan, contract or agreement.
*	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hortonworks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.