Form 10-Q
period 2015-06-30
Hortonworks, Inc.
filed 2015-08-13
CIK 1610532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of Registrant’s Common Stock outstanding as of August 6, 2015 was 44,025,832.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HORTONWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,769	$129,084
Short-term investments	111,113	75,381
Accounts receivable, net	41,880	32,900
Prepaid expenses and other current assets	5,744	3,728

Total current assets	189,506	241,093
Property and equipment, net	13,822	11,182
Long-term investments	2,542	—
Goodwill	7,904	2,119
Intangible assets	4,395	—
Other non-current assets	913	304
Restricted cash	1,310	1,341

TOTAL ASSETS	$220,392	$256,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,289	$7,087
Accrued compensation and benefits	12,336	9,913
Accrued expenses and other current liabilities	12,573	6,333
Deferred revenue	69,153	50,280

Total current liabilities	101,351	73,613
Long-term deferred revenue	10,260	12,643
Other long-term liabilities	7,576	2,713

TOTAL LIABILITIES	119,187	88,969

Commitments and contingencies (Note 4)
STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.0001 per share—500,000,000 shares authorized as of June 30, 2015 and December 31, 2014; 43,268,837 and 40,987,583 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	455,553	439,005
Accumulated other comprehensive loss	(210)	(202)
Accumulated deficit	(354,142)	(271,737)

TOTAL STOCKHOLDERS’ EQUITY	101,205	167,070

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$220,392	$256,039

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Support subscription and professional services revenue:
Support subscription (includes contra-revenue of $1,961 for the six months ended June 30, 2014, related to the issuance of equity to AT&T)	$18,811	$6,765	$32,386	$11,054
Professional services (includes contra-revenue of $79 for the six months ended June 30, 2014, related to the issuance of equity to AT&T)	11,874	5,322	21,072	9,570

Total support subscription and professional services revenue	30,685	12,087	53,458	20,624
Cost of revenue:
Support subscription	3,036	775	5,585	1,364
Professional services	10,178	5,790	19,089	11,101

Total cost of revenue	13,214	6,565	24,674	12,465

Gross profit	17,471	5,522	28,784	8,159
Operating expenses:
Sales and marketing	33,309	14,869	61,066	25,062
Research and development	14,876	8,366	29,856	16,159
General and administrative	11,419	5,676	20,471	10,609

Total operating expenses	59,604	28,911	111,393	51,830

Loss from operations	(42,133)	(23,389)	(82,609)	(43,671)
Other (expense) income, net	(28)	(4,819)	399	(4,789)

Loss before income tax expense	(42,161)	(28,208)	(82,210)	(48,460)
Income tax expense (benefit)	110	(1,251)	195	(1,230)

Net loss	$(42,271)	$(26,957)	$(82,405)	$(47,230)

Net loss per share of common stock, basic and diluted	$(1.00)	$(6.47)	$(1.96)	$(11.77)

Weighted-average shares used in computing net loss per share of common stock, basic and diluted	42,416,446	4,165,436	41,946,970	4,012,430

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(42,271)	$(26,957)	$(82,405)	$(47,230)
Items of other comprehensive income (loss):
Unrealized gain (loss) on investments	15	(33)	45	(31)
Foreign currency translation adjustment	96	7	(52)	9

Total other comprehensive income (loss)	111	(26)	(7)	(22)

Total comprehensive loss	$(42,160)	$(26,983)	$(82,412)	$(47,252)

See accompanying notes to the condensed consolidated financial statements

HORTONWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,405)	$(47,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,920	430
Amortization of premiums from investments	542	303
Stock-based compensation expense	12,340	3,593
Contra-revenue adjustment related to share purchase agreement	—	2,040
Loss on disposal of assets	510	41
Deferred income tax benefit	—	(1,279)
Common stock warrant	—	4,900
Changes in operating assets and liabilities:
Accounts receivable	(8,980)	(6,413)
Prepaid expenses and other current assets	(2,000)	(3,141)
Other non-current assets	(651)	—
Accounts payable	1,858	1,620
Accrued expenses and other liabilities	7,225	2,132
Accrued compensation and benefits	2,406	1,899
Deferred revenue	16,490	11,055

Net cash used in operating activities	(50,745)	(30,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(72,375)	(62,281)
Proceeds from maturities of investments	36,146	10,520
Acquisitions	(3,721)	(2,996)
Issuance of promissory note receivable	(2,500)	—
Change in restricted cash	31	(191)
Purchases of property and equipment	(7,637)	(1,197)

Net cash used in investing activities	(50,056)	(56,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock, net of issuance costs	—	99,682
Proceeds from issuance of common stock	2,486	537
Payments for deferred offering costs	—	(256)

Net cash provided by financing activities	2,486	99,963

Net (decrease) increase in cash and cash equivalents	(98,315)	13,768
Cash and cash equivalents—Beginning of period	129,084	25,304

Cash and cash equivalents—End of period	$30,769	$39,072

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,599	$—
Deferred offering costs recorded in accrued liabilities	$—	$1,440
Contingent consideration related to SequenceIQ acquisition	$1,625	$—
Shares issued to purchase SequenceIQ	$1,079	$—
Shares issued to purchase XA Secure	$—	$1,815

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Hortonworks, Inc. (the “Company”) was incorporated in Delaware in 2011 and is the leader in accelerating business transformations with Open Enterprise Hadoop by developing, distributing and supporting an enterprise-scale data platform built entirely on open source technology including Apache™ Hadoop®. The Company’s mission is to enable transformational business outcomes powered by a modern data architecture with Open Enterprise Hadoop at its foundation. The Company’s Open Enterprise Hadoop solution, the Hortonworks Data Platform is an enterprise-scale data management platform that enables a centralized architecture for running batch, interactive and real-time applications simultaneously across shared datasets with the comprehensive security, governance, and operational services enterprises require.

The Company is focused on the development, distribution and support of the Hadoop open source project and associated projects from the Apache Software Foundation (“Apache Hadoop” or “Hadoop”). Hadoop was originally developed in the early 2000s, when Yahoo! Inc. (“Yahoo”), by partnering with the Apache Hadoop community, led major innovations in the technology to help tackle big data challenges and operate its business at scale. Hadoop and its associated projects are managed as open source software projects by the Apache Software Foundation.

Due to the increase in the volume and the variety of data, including new Internet of Things data types such as sensor and machine data, server log data, geo-location data, clickstream data, sentiment data and other data generated by documents and other file types, Open Enterprise Hadoop has emerged as a critical enabling technology for the modern data center architecture. The Company’s software development efforts are thus focused on creating an Open Enterprise Hadoop platform by working in concert with the Apache community to develop the Hortonworks Data Platform.

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

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, except as otherwise disclosed, that are necessary for a fair statement of the Company’s results for the interim periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited financial statements for the year ended December 31, 2014, but does not include all disclosures required by U.S. GAAP as permitted by the applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. However, the Company believes the disclosures are adequate to make the information presented not misleading.

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

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Out-of-Period Adjustment

During the six months ended June 30, 2015, the Company recorded an out-of-period adjustment related to acquisition retention bonuses from XA Secure. The adjustment was associated with the three quarters ended December 31, 2014 and increased total expense by $3.1 million. The Company evaluated the adjustment considering both quantitative and qualitative factors and concluded the adjustment was not material to previously issued and current period financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions, and its beliefs on what could occur in the future given available information. Estimates, assumptions and judgments are used for, but are not limited to, revenue recognition, stock-based awards and warrants, accounting for income taxes, allowance for doubtful accounts and certain accrued liabilities.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date January 1, 2017. The deferral results in the new revenue standard being effective January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2. FAIR VALUE MEASUREMENTS

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$7,557	$—	$—	$7,557
Certificates of deposit	—	750	—	750
Commercial paper	—	8,999	—	8,999
Short-term investments:
U.S. Treasury bills	3,498	—	—	3,498
Certificates of deposit	—	9,854	—	9,854
Commercial paper	—	22,735	—	22,735
Bank notes	—	3,504	—	3,504
Corporate notes and bonds	—	71,522	—	71,522

Total financial assets	$11,055	$117,364	$—	$128,419

Liabilities
Contingent consideration	—	—	1,625	1,625

Total financial liabilities	$—	$—	$1,625	$1,625

	December 31, 2014
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$119,723	$—	$119,723
Short-term investments:
Commercial paper	—	5,298	5,298
Corporate notes and bonds	—	70,083	70,083

Total financial assets	$119,723	$75,381	$195,104

Where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value. This pricing methodology applies to Level 1 investments, which are comprised of money market funds and U.S. Treasury bills.

If quoted prices in active markets for identical assets are not available, then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable, either directly or indirectly. These investments are included in Level 2 and consist of commercial paper, bank notes, certificates of deposit, corporate notes and bonds and the promissory note receivable. Bank notes and certificates of deposit are valued using inputs that are directly or indirectly observable in the market, including the readily-available pricing sources for the identical underlying security that may not be actively traded. Corporate notes and bonds are valued at a consensus price, which is a weighted-average price based on market prices from a variety of industry standard data providers used as inputs to a distribution-curve based algorithm. Commercial paper is valued using market prices, if available, adjusting for accretion of the purchase price to face value at maturity. The Company entered into a three-year, $2.5 million promissory note receivable with a third-party service provider in February 2015, which bears interest at 4 percent per annum. The promissory note receivable is valued on a non-recurring basis using observable inputs and is classified as held-to-maturity within long-term investments. The carrying amounts of accounts receivable, prepaid expenses, the promissory note receivable, accounts payable, accrued liabilities and accrued compensation and benefits approximate fair value.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that were measured at estimated fair value on a recurring basis consisted of the contingent consideration in connection with the Company’s acquisition of SequenceIQ, kft (“SequenceIQ”) which is contingent upon the achievement of certain product milestones.

The Company estimated the acquisition date fair value of the contingent consideration payable of $1.6 million based on various estimates including a discount rate based on the estimated timing of achievement of product milestones, the probability of achievement and other risk factors, all of which the Company believes are appropriate and representative of market participant assumptions. As of June 30 2015, the fair value of the contingent consideration liability remained unchanged at $1.6 million due to the limited passage of time from the acquisition date and as there were no changes to the probability of achieving the milestones. The contingent consideration liability is recognized on the Company’s condensed consolidated balance sheet within accrued expenses and other current liabilities.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. During the six months ended June 30, 2015 and the year ended December 31, 2014, the Company did not make any transfers between Level 1, Level 2, and Level 3 investments. As of December 31, 2014, the Company did not have any Level 3 financial assets or liabilities.

Gross unrealized gains and losses were not material as of June 30, 2015 and December 31, 2014. Realized gains and losses were not material for the six months ended June 30, 2015 and 2014. As of June 30, 2015 and December 31, 2014, there were no securities that were in an unrealized loss position for more than 12 months.

3. BUSINESS COMBINATIONS

Transaction completed in 2015

On April 23, 2015, the Company acquired 100 percent of the voting shares of SequenceIQ, an open source provider of rapid deployment tools for Hadoop, to deliver a consistent and automated solution for launching on-demand Hadoop clusters in the cloud or to any environment that supports Docker containers. This acquisition complements the Company’s strategy of providing enterprise customers the broadest choice of consumption options for the Hortonworks Data Platform, from on-premise deployments to cloud architectures.

The acquisition of SequenceIQ was accounted for as the purchase of a business. The related acquisition costs, consisting primarily of consulting and legal expenses were not material during the six months ended June 30, 2015 and were expensed as incurred.

The acquisition date fair value of the purchase consideration was $10.0 million, which included the following (in thousands):

Cash	$3,721
Cash holdback for a period of 15 months for general representations and warranties	1,875
Cash payable upon 18-month anniversary of closing date	1,651
Contingent consideration	1,625
Restricted stock units (49,102 shares at $21.97 per share)	1,079

Total	$9,951

For further details on the Company’s fair value methodology with respect to the contingent consideration liability, see Note 2—“Fair Value Measurements.”

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Additionally, the Company also issued 114,583 shares of restricted stock units to the selling shareholders that vest over a period of up to 3 years. The vesting of the additional restricted stock units is contingent upon the continued employment of the selling shareholders that were retained as employees. As such, the Company will account for such payments as post-combination remuneration, to be recognized in operating expenses in the statement of operations as the services are performed.

The acquisition of SequenceIQ provided the Company with developed technology. The Company determined that the fair value of the developed technology was approximately $4.4 million using the cost approach. The cost approach reflects the amount that would be required currently (at the acquisition date) to replace the service capacity of an asset. The assumptions underlying the fair value calculation include: the labor required using a burdened overhead rate, the development period, a developer’s profit based on the operating profitability of market participants, and the opportunity cost based on the estimated required return on investment over the development period using venture capital rates of return and private capital rates of return for enterprises at a similar stage of development as SequenceIQ. A deferred tax liability related to the fair value of the developed technology obtained in the acquisition was also recognized. The Company recognized goodwill of $5.8 million equal to the excess of the purchase consideration over the fair value of the assets acquired and the liabilities assumed inclusive of approximately $0.4 million related to a deferred tax liability recognized in the acquisition. The goodwill is attributable to the synergies expected from combining SequenceIQ’s operations with the Company’s operations. None of the goodwill is expected to be deductible for tax purposes.

The following table summarizes the allocation of the consideration paid of approximately $10.0 million to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Tangible assets acquired, net	$191
Developed technology	4,395
Goodwill	5,785
Deferred tax liabilities, net	(420)

Total	$9,951

The results of operations of SequenceIQ have been included in the Company’s condensed consolidated statements of operations from the acquisition date. Pro forma results of operations have not been presented because the acquisition was not material to the Company’s results of operations.

Intangible Assets

Intangible assets acquired in connection with the acquisition of SequenceIQ were comprised entirely of developed technology of $4.4 million. Upon contributing the developed technology to the Apache Software Foundation, an operating expense equal to the carrying value of the developed technology will be recognized within the condensed consolidated statement of operations.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Transaction completed in 2014

On May 13, 2014, the Company acquired 100 percent of the voting shares of XA Secure, a developer of data security solutions across a number of information technology platforms, for approximately $4.8 million, consisting of approximately $3.0 million in cash and the issuance of 132,508 shares of the Company’s common stock with a fair value of $13.70 per share on the acquisition date. The Company integrated the core security capabilities acquired across all Hadoop workloads. The acquisition of XA Secure was accounted for as the purchase of a business. The related acquisition costs, consisting primarily of legal expenses in the amount of $0.2 million during the six months ended June 30, 2014, were expensed. These legal expenses were presented as general and administrative expenses on the condensed consolidated statements of operations for the six months ended June 30, 2014.

The acquisition of XA Secure provided the Company with developed technology. The Company determined that the fair value of the developed technology was approximately $4.0 million. The fair value of the developed technology was determined using the cost approach. The cost approach reflects the amount that would be required currently (at the acquisition date) to replace the service capacity of an asset. The assumptions underlying the fair value calculation include: the labor required using a burdened overhead rate, the development period, a developer’s profit based on the operating profitability of market participants, and the opportunity cost based on the estimated required return on investment over the development period using venture capital rates of return and private capital rates of return for enterprises at a similar stage of development as XA Secure. A deferred tax liability related to the fair value of the developed technology obtained in the acquisition was also recognized. Primarily as a result of the deferred tax liability recognized in the acquisition, the Company recognized goodwill of $2.1 million equal to the excess of the purchase consideration over the fair value of the assets acquired and the liabilities assumed. The goodwill is attributable to the synergies expected from combining XA Secure’s operations with the Company’s operations. None of the goodwill is expected to be deductible for tax purposes.

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

In connection with the acquisition of XA Secure, the Company also issued 132,506 shares of restricted stock, issued 159,483 options to purchase the Company’s common stock, and agreed to pay a $3.9 million cash retention bonus over 18 months to certain key employee-shareholders of XA Secure. The restricted shares vest over 18 months and the options vest over 48 months. All vesting provisions for the stock and options, as well as the future cash payments, are contingent upon the continued service of the key employees. Thus, the Company accounts for such payments as post-combination remuneration, to be recognized in operating expenses in the condensed consolidated statement of operations as the services are performed.

The following table summarizes the allocation of the consideration paid of approximately $4.8 million to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Developed technology	$3,971
Deferred tax liabilities	(1,279)
Goodwill	2,119

Total	$4,811

The results of operations of XA Secure have been included in the Company’s condensed consolidated statements of operations from the acquisition date. Pro forma results of operations have not been presented because the acquisition was not material to the Company’s results of operations.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangible Assets

Intangible assets acquired in connection with the acquisition of XA Secure were comprised entirely of developed technology of $4.0 million. On August 13, 2014, the Company contributed the developed technology acquired in the XA Secure acquisition to the Apache Software Foundation. Upon contribution, the Company recognized an operating expense of $4.0 million, which was equal to the carrying value of the developed technology.

4. COMMITMENTS AND CONTINGENCIES

The Company has a number of operating lease agreements primarily involving office space and data center equipment. These leases are non-cancelable with original lease periods up to 5 years, which expire between 2015 and 2020. Lease expense is recognized on a straight-line basis over the lease term. The Company subleases some excess capacity to a subtenant under a non-cancelable operating lease.

Rent expense incurred under operating leases was $1.9 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and $3.6 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively.

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

5. STOCKHOLDERS’ EQUITY

Common Stock

Each share of common stock is entitled to one vote for matters to be voted on by the stockholders of the Company. The holders of common stock are also entitled to receive dividends whenever declared by the Board of Directors from legally available funds. The Company has not paid a dividend since its inception, and has no current plans to do so.

2014 Stock Option and Incentive Plan

The Company’s 2014 Stock Option and Incentive Plan (the “2014 Option Plan”) was adopted by the Company’s board of directors in September 2014. The 2014 Option Plan was approved by the Company’s stockholders in November 2014 and became effective immediately prior to the closing of the Company’s initial public offering. All remaining shares available in the 2011 Stock Option and Grant Plan (the “2011 Option Plan”) rolled into the 2014 Option Plan following the consummation of the initial public offering. The 2014 Option Plan allows the compensation committee to make equity-based incentive awards to the Company’s officers, employees, directors and other key persons (including consultants).

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company has initially reserved 6,000,000 shares of the Company’s common stock for the issuance of awards under the 2014 Option Plan, plus 923,732 shares of the Company’s common stock remaining available for issuance under the Company’s 2011 Option Plan. The 2014 Option Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2015, by 5 percent of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. On January 1, 2015, the shares reserved for issuance increased by 2,136,240, resulting in total shares reserved for issuance under the 2014 Option Plan of 9,059,972. As of June 30, 2015, 5,053,674 of such shares remained available for issuance.

2014 Employee Stock Purchase Plan

In September 2014, the Company’s board of directors adopted and approved, and in November 2014 the Company’s stockholders adopted and approved, the Employee Stock Purchase Plan (the “ESPP”). The ESPP initially reserved and authorized the issuance of up to a total of 2,500,000 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2015, by the lesser of (i) 1,000,000 shares of common stock, (ii) 1 percent of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or (iii) such lesser number of shares as determined by the ESPP administrator. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. On January 1, 2015, the shares reserved for issuance increased by 427,248 for total shares reserved for issuance under the ESPP of 2,927,248 as of June 30, 2015.

Each employee who is a participant in the ESPP may purchase shares by authorizing payroll deductions of up to 15 percent of his or her base compensation during an offering period. Unless the participating employee has previously withdrawn from the offering, accumulated payroll deductions will be used to purchase shares on the last business day of the offering period at a price equal to 85 percent of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Under applicable tax rules, an employee may purchase no more than $25,000 worth of shares of common stock, valued at the start of the purchase period, under the ESPP in any calendar year. There is no minimum holding period associated with shares purchased pursuant to this plan.

As of June 30, 2015, there was $1.4 million of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.5 years.

A summary of activity under the stock option plan and related information for the six months ended June 30, 2015 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding—December 31, 2014	13,953,894	$8.04	8.80	$264,531
Options granted	811,552	$22.91
Options exercised	(1,189,626)	$2.22
Options cancelled/forfeited	(693,386)	$9.15

Outstanding—June 30, 2015	12,882,434	$9.46	8.35	$204,413

Vested and expected to vest—June 30, 2015	12,063,109	$9.21	8.31	$194,415

Exercisable—June 30, 2015	3,680,073	$3.70	7.45	$79,565

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair market value of the Company’s common stock. The aggregate intrinsic value of options exercised for the three months ended June 30, 2015 and 2014 was $18.0 million and $1.6 million, respectively, and for the six months ended June 30, 2015 and 2014 was $26.6 million and $2.0 million, respectively.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock

A summary of information related to restricted stock for the six months ended June 30, 2015 is presented below:

	Number of Shares Issued Under the Stock Option Plans	Number of Shares Issued Outside the Stock Option Plans	Weighted- Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share (*)	Aggregate Intrinsic Value
					(In thousands)
Unvested balance—December 31, 2014	672,865	894,107	$0.62	$13.70	$39,607
Vested	(315,978)	(641,677)	$0.65	$13.70
Canceled/forfeited	—	—	—	—

Unvested balance—June 30, 2015	356,887	252,430	$0.79	$13.70	$18,996

(*)	The weighted-average grant-date fair value per share relates to 132,506 shares of restricted stock paid as part of the acquisition of XA Secure, of which, fifty percent of these shares vested as of June 30, 2015. See Note 3—“Business Combinations” for additional information regarding this transaction.

As of June 30, 2015, there was $44.6 million of unrecognized stock-based compensation expense related to unvested stock options and restricted stock to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Units

A summary of information related to restricted stock units (“RSUs”) for the six months ended June 30, 2015 is presented below:

	Number of Shares Issued Under the 2014 Option Plan	Weighted Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2014	56,250	$16.00
Granted	2,842,927	25.40
Vested	(49,102)	21.97
Canceled/forfeited	(8,480)	25.83

Unvested balance—June 30, 2015	2,841,595	$25.48

As of June 30, 2015, there was $60.4 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.8 years.

Restricted Stock and Stock Options Subject to Repurchase

The 2011 Option Plan allowed for the granting of options that may be exercised before the options have vested. Shares issued as a result of early exercise and shares that had not vested are deemed to be restricted stock and are subject to a vesting schedule identical to the vesting schedule of the related restricted stock and options, as well as certain other restrictions. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser, and are not deemed to be issued for accounting purposes until those related shares vest. The amounts received in exchange for these shares have been recorded as a liability on the accompanying balance sheets and will be reclassified into common stock and additional paid-in-capital as the shares vest. The Company’s right to repurchase these shares generally lapses 1/48 of the original grant date per month over four years.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The number of shares of restricted stock and early exercised options to purchase common stock outstanding subject to the Company’s right of repurchase at prices ranging from $0.18 to $14.22 per share as of June 30, 2015 was 626,889. The liability for shares subject to repurchase as of June 30, 2015 was $1.4 million, of which $0.8 million is included in accrued liabilities and $0.6 million is included in other long-term liabilities.

Stock-based Compensation Expense

Total stock-based compensation expense, including stock-based compensation expense to non-employees, by category was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$521	$98	$791	$171
Sales and marketing	1,947	257	3,364	435
Research and development	2,231	295	4,354	569
General and administrative	2,447	795	3,831	2,418

Total stock-based compensation expense	$7,146	$1,445	$12,340	$3,593

6. COMMON STOCK WARRANTS

In July 2011, the Company issued a warrant to purchase 6,500,000 shares of Series A preferred stock at an exercise price of $0.005 per share. Upon consummation of the Company’s initial public offering, the warrant automatically converted into a warrant to purchase 3,250,000 shares of common stock. The warrant was issued to Yahoo in connection with the Company’s Series A financing and the transactions contemplated thereby, including commercial agreements with Yahoo providing for support subscription offerings and certain rights to technology. The ability for Yahoo to exercise the warrant was subject to the continuation of the commercial agreement for a period of two years, which has been satisfied.

On June 9, 2014, the Company issued a warrant to purchase a number of shares of common stock up to 1 percent of the sum of (i) 45,585,496, plus (ii) the number of shares of Series D preferred stock or shares of such stock issuable upon exercise of warrants to purchase such stock (on an as converted to common stock basis) issued or issuable upon exercise of warrants to purchase Series D Preferred Stock that were sold, if any, by the Company during the period commencing on June 9, 2014 and ending immediately prior to the occurrence of a corporate event at an exercise price of $8.46 per share. The warrant was issued to Yahoo in exchange for the amendment of the rights held by Yahoo under Section 2.11 of the Investors’ Rights Agreement to approve an acquisition of Hortonworks, which removed a competitor of Yahoo from the list of companies over which Yahoo has such blocking rights. As of June 30, 2015, the warrant was exercisable into 476,368 shares of common stock.

Each warrant expires nine years from the date of issuance. The warrants vested upon the consummation of the Company’s initial public offering in December 2014. As of June 30, 2015, neither warrant had been exercised into shares of common stock.

7. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less restricted common stock and common stock issued that is subject to repurchase, and excludes any dilutive effects of share based awards. Diluted net loss per share of common stock is computed giving effect to all potential dilutive common shares. As the Company had net losses for the three and six months ended June 30, 2015 and 2014, all potential common shares were determined to be anti-dilutive.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(42,271)	$(26,957)	$(82,405)	$(47,230)

Weighted-average shares used in computing net loss per share of common stock	42,416,446	4,165,436	41,946,970	4,012,430

Net loss per share, basic and diluted	$(1.00)	$(6.47)	$(1.96)	$(11.77)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented since including them would have been anti-dilutive:

	As of June 30,
	2015	2014
Convertible preferred stock (on an as if converted basis)	—	19,898,176
Exercise and conversion of convertible preferred stock warrants (converted into common stock warrants upon initial public offering)	3,250,000	3,250,000
Exercise and conversion of common stock warrants	476,368	455,854
Restricted common stock issued, net of repurchases	—	8,128,367
Common stock subject to repurchase	83,825	179,948
Stock options to purchase common stock	12,882,434	8,862,668
Unvested restricted stock and restricted stock units	3,450,912	—

Total	20,143,539	40,775,013

Immediately prior to the closing of the Company’s IPO in December 2014, all shares of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock.

8. INCOME TAXES

The effective tax rate for the three months ended June 30, 2015 was 0.3 percent compared to (4.4) percent for the same period of 2014. The effective tax rate for the six months ended June 30, 2015 was 0.2 percent compared to (2.5) percent for the same period of 2014. The income tax expense for the three and six months ended June 30, 2015 and 2014 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to a full valuation allowance against U.S. net deferred tax assets.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company’s chief operating decision maker reviews financial information on a consolidated basis for the purposes of allocating resources and evaluating financial performance. The Company’s chief operating decision maker has direct reports responsible for various functions within the Company (e.g. business strategy, finance, legal, business development, products, etc.) on a consolidated basis. There are no segment managers who are held accountable for operations or operating results. The Company’s growth strategy is predicated upon the growth of the support subscription business, and the Company’s key business metrics reflect this strategy. Professional services are offered with the overall goal of securing and retaining support subscription customers and growing support subscription revenue. Accordingly, management has determined that the Company operates in one reportable segment.

The Company has international sales offices in the Netherlands, United Kingdom, Germany, and South Korea and research and development facilities in India and Budapest. The following presents revenue by country, determined by location of sales office (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$27,408	$11,406	$48,098	$19,506
Rest of world	3,277	681	5,360	1,118

Total Revenue	$30,685	$12,087	$53,458	$20,624

The Company’s long-lived assets are primarily located in the United States and are not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

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

Overview

Hortonworks, Inc. (“Hortonworks,” the “Company,” “we,” or “us”) seeks to advance the market adoption of Hadoop and provide enterprises with a new data management solution that enables them to harness the power of big data to transform their businesses through more effective and efficient management of their valuable data assets. A Hadoop cluster combines commodity servers with local storage and an open source software distribution to create a reliable distributed compute and storage platform for large data sets scalable up to petabytes with thousands of servers or nodes. Our solution, the Hortonworks Data Platform, is an enterprise-scale data management platform built entirely on open source technology including Apache Hadoop. At its core is the next generation computing and resource management framework called YARN (“Yet Another Resource Negotiator”), which uniquely enables a centralized data architecture for batch, interactive and real-time workloads to be executed simultaneously on a single cluster and dataset while extending consistent security, governance and operation across the platform. Our approach is differentiated in that we are committed to serving the Apache Software Foundation open source ecosystem and to sharing all of our product developments with the open source community. We distribute the Hortonworks Data Platform software under the Apache open source license in order to provide broad rights for recipients of the software to use, copy, modify and redistribute the software. Consistent with our open source approach, we generally make the Hortonworks Data Platform available free of charge.

We generate revenue predominantly by selling support subscription offerings and professional services. Our support subscription agreements are typically annual arrangements. On occasion, we may sell a premium subscription agreement that provides a customer with development input and the opportunity to work more closely with our developers. We price our support subscription offerings based on the number of servers in a cluster, or nodes, data under management and/or the scope of support provided. Accordingly, our support subscription revenue varies depending on the scale of our customers’ deployments and the scope of the support agreement. Professional services revenue is derived from consulting services engagements and training services. Our consulting services are provided primarily on a time and materials basis, and to a lesser extent, a fixed fee basis, and training services are priced based on attendance. The growth of our total revenue is dependent upon (i) new customer acquisition, (ii) expansion of sales within our existing customer base and (iii) the annual renewal of our support subscription agreements by our existing support subscription customers. Our revenue is subject to fluctuations based upon our success at addressing these factors but may also be impacted by the revenue recognition requirements of our multiple-element customer arrangements. Our early growth strategy has been aimed at acquiring customers for our support subscription offerings via a direct sales force and delivering consulting services. As we grow our business, our longer-term strategy will be to expand our partner network and leverage our partners to deliver a larger proportion of professional services to our customers on our behalf. The implementation of this strategy is expected to result in an increase in upfront costs in order to establish and further cultivate such strategic partnerships, but we expect that it will increase gross margins in the long term as the percentage of our revenue derived from professional services, which has a lower gross margin than our support subscriptions, decreases.

Our ability to successfully implement these strategies is subject to challenges, risks and uncertainties and our net losses have been increasing year-over-year. In our efforts to achieve profitability, we have placed and will continue to place an emphasis on investing within our support subscription sales efforts to try to drive increased revenue in both support subscriptions and professional services. If these support subscription sales efforts are not successful, due to unsuccessful execution by us, increased competition in our markets, or other factors, we will find it difficult to add new support subscription customers, and our revenue will not grow as quickly as we would like, and may decline. In addition, our longer-term strategy of leveraging our partners to provide an increasing proportion of professional services to our customers presents certain challenges. This strategy requires us to make upfront expenditures and devote time and attention to cultivating relationships. If we are unable to identify and engage suitable partners that are able to provide such services, or if our partners are unable to provide professional services at the quality level that our customers expect, we may not be able to achieve this transition as quickly as we would like, or at all. We expect that our ability to successfully implement this strategy will have a material impact on whether we can achieve profitability, due to the difference in gross margins on our support subscriptions versus our professional services. If the percentage of our total revenue that comes from professional services does not decrease over time as we expect, or we are not able to establish vendor-specific objective evidence (“VSOE”) of fair value for professional services revenue, then our ability to achieve profitability will be negatively impacted.

We have achieved significant growth in recent periods. For the three months ended June 30, 2015 and 2014, our revenue was $30.7 million and $12.1 million, respectively. For the six months ended June 30, 2015 and 2014, our revenue was $53.5 million and $20.6 million, respectively. For the three months ended June 30, 2015 and 2014, our gross billings were $41.8 million and $19.6 million, respectively. For the six months ended June 30, 2015 and 2014, our gross billings were $69.9 million and $33.7 million, respectively. We incurred net losses of $42.3 million and $27.0 million for the three months ended June 30, 2015 and 2014, respectively, and $82.4 million and $47.2 million for the six months ended June 30, 2015 and 2014, respectively. See “Key Business Metrics—Gross Billings” for more information and a reconciliation of gross billings to total revenue, the most directly comparable generally accepted accounting principles (“GAAP”) financial measure, and an explanation of why management uses this non-GAAP financial measure.

Key Factors Affecting Our Performance

Adding New Support Subscription Customers. Growth of our revenue from our support subscription offerings is driven by agreements with new support subscription customers, renewals of existing support subscription agreements and increased revenue from existing support subscription customers who are expanding their usage of Hortonworks Data Platform. The number of agreements with new support subscription customers signed may vary from period to period for several reasons, including the length of our sales cycle, the effectiveness of our sales and marketing efforts and overall adoption rates of Hadoop-based solutions. The contract value of our support subscriptions with individual support subscription customers varies substantially among customers, and our results of operations may fluctuate from period to period depending on the timing and composition of particular large support subscriptions including those enabling input. Our results of operations may also fluctuate, in part, due to the resource-intensive nature of our sales efforts, the length and variability of the sales cycle of our support subscription offerings and the difficulty in making short-term adjustments to our operating expenses. The length of our sales cycle from initial evaluation to payment for our support subscription offerings is generally six to nine months, but can extend to one year or more for some customers. In addition, as our professional services engagements frequently relate to initial new support subscription customer deployments of the Hortonworks Data Platform, growth in our professional services revenue is driven primarily by adding new support subscription customers.

Additional Sales to Existing Support Subscription Customers. Our existing support subscription customers continue to represent a large opportunity for us to expand our revenue base. Growth of our revenue from existing support subscription customers typically comes when customers increase the scale of their existing deployment of the Hortonworks Data Platform. We price our support subscription offerings based on the number of nodes, data under management and/or the scope of support services provided. Accordingly, our revenue from our support subscription offerings varies but primarily depends upon the scale of our support subscription customers’ deployments and the breadth and scope of their support agreement.

Investing in Growth. We will continue to focus on long-term growth. We believe that our market opportunity is large and underpenetrated, and we will continue to invest significantly in sales and marketing to grow our customer base, expand within existing support subscription customers and grow internationally to drive additional revenue. We also expect to invest in research and development to enhance the Hortonworks Data Platform and other key Apache Open Source projects. To enable our growth, we plan to further invest in other operational and administrative functions including, but not limited to, our customer support organization that provides the basis for customer retention and further expansion. We expect to continue to use the proceeds from our initial public offering and the concurrent private placement to fund these growth strategies and do not expect to be profitable in the near future. We also intend to leverage business partners for the delivery of professional services. We believe that our sales and marketing, research and development and general and administrative costs will decrease as a percentage of revenue in the long term as we are able to reach economies of scale and achieve process improvements and other operational efficiencies. With this increased operating leverage, we expect our gross and operating margins to increase in the long term.

Revenue Recognition Policies. We typically enter into sales arrangements pursuant to which we provide both support subscription offerings and professional services. On occasion, we sell a premium subscription offering which allows a higher level of access and development input. Pursuant to software revenue recognition rules under GAAP, for arrangements providing both support subscription offerings and professional services, we typically recognize as revenue the entire arrangement fee ratably over the subscription period once the support subscription and professional services have commenced. The appropriate timing of revenue recognition must be evaluated on an arrangement-by-arrangement basis. The costs associated with our support subscription and professional services revenue are expensed as we incur the delivery costs. However, in many cases, the related revenue is deferred and recognized ratably over a later period. Thus, during times of rapid customer growth and accompanying delivery of professional services, our gross margin is expected to be negatively impacted.

Key Business Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key business metrics include the following:

Dollar-Based Net Expansion Rate. We believe that our ability to retain our customers and expand their support subscription revenue over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of nodes, data under management and/or the scope of the support subscription agreements. To date, only a small percentage of our customer agreements have reached the end of their original terms and, as a result, we have not observed a large enough sample of renewals to derive meaningful conclusions. We calculate dollar-based net expansion rate as of a given date as the aggregate annualized subscription contract value as of that date from those customers that were also customers as of the date 12 months prior, divided by the aggregate annualized subscription contract value from all customers as of the date 12 months prior. We calculate annualized support subscription contract value for each support subscription customer as the total subscription contract value as of the reporting date divided by the number of years for which the support subscription customer is under contract as of such date. We report the trailing four-quarter average dollar-based net expansion rate as of each period end. The dollar-based net expansion rate as of both June 30, 2015 and December 31, 2014 was 144 percent.

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

Total Support Subscription Customers. We believe total support subscription customers is a key indicator of our market penetration, growth and future revenue. In order to grow our customer base, we have aggressively invested in and intend to continue to invest in our direct sales team, as well as to pursue additional partnerships within our indirect sales channel. We generally define a support subscription customer as an entity with an active support subscription as of the measurement date. In situations where there are multiple contracts with multiple subsidiaries or divisions, universities, or governmental organizations of a single entity, the entity is counted once. Our total support subscription customer count was 556 as of June 30, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross billings:
Total revenue	$30,685	$12,087	$53,458	$20,624
Contra revenue—AT&T	—	—	—	2,040

Total non-GAAP revenue	30,685	12,087	53,458	22,664
Total deferred revenue, end of period	79,413	38,983	79,413	38,983
Less: Total deferred revenue, beginning of period	(68,251)	(31,491)	(62,923)	(27,928)

Total change in deferred revenue	11,162	7,492	16,490	11,055

Gross billings	$41,847	$19,579	$69,948	$33,719

Components of Results of Operations

Revenue

We generate revenue primarily under multiple-element arrangements that include support subscription offerings combined with consulting and/or training services. On occasion, we sell a premium subscription offering which allows a higher level of access and development input. We have not yet established VSOE of fair value for our support subscriptions. Accordingly, for our multiple-element arrangements, we generally recognize revenue on a ratable basis over the period beginning when both the support subscription and professional services have commenced, and ending at the conclusion of the support subscription or professional services period, whichever is longer.

In September 2013, we entered into a commercial agreement and common stock purchase agreement with AT&T covering the sale and issuance of 390,269 shares of our common stock to an affiliate of AT&T at a per share price of $0.0002. The shares were fully vested as of January 30, 2014. As a result of the issuance of shares to a customer at below fair value, we recorded contra-revenue in the amount of $2.0 million during the six months ended June 30, 2014.

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

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs (including salaries, benefits and stock-based compensation expense) for our sales and marketing employees. In addition, sales and marketing expenses include the cost of advertising, online marketing, promotional events, corporate communications, product marketing and other brand-building activities, plus allocated shared costs. We expect our sales and marketing expenses to continue to increase for the foreseeable future as we continue to invest in our selling and marketing activities, build brand awareness, attract new customers and sponsor additional marketing events. However, we expect our sales and marketing expenses to decrease as a percentage of our total revenue over the long term.

Research and Development. Research and development expenses consist primarily of personnel costs (including salaries, benefits and stock-based compensation expense) for our research and development employees, costs associated with subcontractors and equipment lease expenses, plus allocated shared costs. We expect to continue to focus our research and development efforts on enhancing and adding new features and functionality to the Hortonworks Data Platform. As a result, we expect our research and development expenses to continue to increase for the foreseeable future. However, we expect our research and development expenses to decrease as a percentage of our total revenue over the long term.

General and Administrative. General and administrative expenses consist primarily of personnel costs (including salaries, benefits and stock-based compensation expense) for our executive, finance, human resources, IT and other administrative employees. In addition, general and administrative expenses include fees for third-party professional services, including consulting, legal and accounting services and other corporate expenses and allocated shared costs. We expect our general and administrative expenses to continue to increase for the foreseeable future as we continue to invest in the growth of our business. However, we expect our general and administrative expenses to decrease as a percentage of our total revenue over the long term.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Support subscription and professional services revenue:
Support subscription (includes contra-revenue of $1,961 for the six months ended June 30, 2014, related to the issuance of equity to AT&T)	$18,811	$6,765	$32,386	$11,054
Professional services (includes contra-revenue of $79 for the six months ended June 30, 2014, related to the issuance of equity to AT&T)	11,874	5,322	21,072	9,570

Total support subscription and professional services revenue	30,685	12,087	53,458	20,624
Cost of revenue:
Support subscription	3,036	775	5,585	1,364
Professional services	10,178	5,790	19,089	11,101

Total cost of revenue	13,214	6,565	24,674	12,465

Gross profit	17,471	5,522	28,784	8,159
Operating expenses:
Sales and marketing	33,309	14,869	61,066	25,062
Research and development	14,876	8,366	29,856	16,159
General and administrative	11,419	5,676	20,471	10,609

Total operating expenses	59,604	28,911	111,393	51,830

Loss from operations	(42,133)	(23,389)	(82,609)	(43,671)
Other (expense) income, net	(28)	(4,819)	399	(4,789)

Loss before income tax expense	(42,161)	(28,208)	(82,210)	(48,460)
Income tax expense (benefit)	110	(1,251)	195	(1,230)

Net loss	$(42,271)	$(26,957)	$(82,405)	$(47,230)

Net loss per share of common stock, basic and diluted	$(1.00)	$(6.47)	$(1.96)	$(11.77)

Weighted-average shares used in computing net loss per share of common stock, basic and diluted	42,416,446	4,165,436	41,946,970	4,012,430

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands)				(in thousands)
Support subscription and professional services revenue:
Support subscription	$18,811	$6,765	$12,046	178%	$32,386	$11,054	$21,332	193%
Professional services	11,874	5,322	6,552	123%	21,072	9,570	11,502	120%

Total support subscription and professional services revenue	$30,685	$12,087	$18,598	154%	$53,458	$20,624	$32,834	159%

Support subscription revenue for the three and six months June 30, 2015 increased $12.0 million, or 178 percent, and $21.3 million, or 193 percent, respectively, compared to the same periods in 2014. The increases were primarily due to the significant growth in our support subscription customer base as well as sales of additional support subscriptions to our existing customers. Additionally, the six months ended June 30, 2014 included contra-support subscription revenue of $2.0 million related to the issuance of equity to an affiliate of AT&T.

For the three and six months ended June 30, 2015, professional services revenue increased $6.6 million, or 123 percent, and $11.5 million, or 120 percent, respectively, compared to the same periods in 2014. The increases were primarily due to the significant growth in our support subscription customer base and associated sales of additional professional services to our existing customers.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands)				(in thousands)
Cost of revenue:
Cost of support subscription	$3,036	$775	$2,261	292%	$5,585	$1,364	$4,221	309%
Cost of professional services	10,178	5,790	4,388	76%	19,089	11,101	7,988	72%

Total cost of revenue	$13,214	$6,565	$6,649	101%	$24,674	$12,465	$12,209	98%

Cost of support subscription revenue increased $2.3 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase was primarily attributable to a $1.7 million increase in employee-related expenses as a result of an increase in headcount to support new customer growth, as well as an increase in equipment expense of $0.2 million. Cost of support subscription revenue increased $4.2 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily attributable to a $3.2 million increase in employee-related expenses as a result of an increase in headcount to support new customer growth, as well as an increase in equipment expenses of $0.3 million and travel expenses of $0.2 million.

Cost of professional services revenue increased $4.4 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase was primarily attributable to a $3.6 million increase in employee-related expenses as a result of an increase in headcount, as well as an increase in travel expenses of $0.5 million. Cost of professional services revenue increased $8.0 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily attributable to a $6.6 million increase in employee-related expenses as a result of an increase in headcount, as well as an increase in travel expenses of $0.8 million.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands)				(in thousands)
Sales and marketing	$33,309	$14,869	$18,440	124%	$61,066	$25,062	$36,004	144%

Sales and marketing expenses increased $18.4 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase in employee-related expenses of $13.9 million due to an increase in headcount. In addition, expense related to marketing events increased by $1.7 million and travel expenses increased $1.2 million due to increased headcount to support the growth in our business. Sales and marketing expenses increased $36.0 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase in employee-related expenses of $27.3 million as a result of an increase in headcount. In addition, expenses related to marketing events increased $2.2 million and travel expenses increased $3.3 million due to increased headcount to support the growth in our business.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands)				(in thousands)
Research and development	$14,876	$8,366	$6,510	78%	$29,856	$16,159	$13,697	85%

Research and development expenses increased $6.5 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase in employee-related expenses of $5.4 million due to an increase in headcount, as well as an increase in equipment expenses of $0.4 million and rent expenses of $0.2 million. Research and development expenses increased $13.7 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase in employee-related expenses of $11.5 million due to an increase in headcount, as well as an increase in equipment and software expenses of $0.9 million.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands)				(in thousands)
General and administrative	$11,419	$5,676	$5,743	101%	$20,471	$10,609	$9,862	93%

General and administrative expenses increased $5.7 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase in employee-related expenses of $4.2 million due to an increase in headcount. In addition, outside services expenses increased by $0.3 million and equipment expenses increased by $0.8 million. General and administrative expenses increased $9.9 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase in employee-related expenses of $6.6 million due to an increase in headcount, as well as an increase in outside services expense of $1.4 million and equipment and software expenses of $1.2 million.

Liquidity and Capital Resources

As of June 30, 2015, our principal sources of liquidity were cash and cash equivalents and investments totaling $144.4 million compared to $204.5 million at December 31, 2014, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our short-term investments are comprised primarily of commercial paper, corporate notes and bonds and certificates of deposit.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash used in operating activities	$(50,745)	$(30,050)
Cash used in investing activities	$(50,056)	$(56,145)
Cash provided by financing activities	$2,486	$99,963

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

Operating activities for the six months ended June 30, 2015 used $50.7 million of cash compared to $30.1 million for the same period of 2014. The increase was primarily driven by our net loss of $82.4 million for the six months ended June 30, 2015 compared to a net loss of $47.2 million for the same period of 2014. In addition, accounts receivable increased by $9.0 million during the six months ended June 30, 2015, which was primarily attributable to the overall increase in billings. These factors were partially offset by increases in deferred revenue of $16.5 million due to the increase in our support subscription customer base coupled with our ratable revenue recognition as a result of our lack of VSOE of fair value for support subscription revenue, accrued expenses and other liabilities of $7.2 million primarily related to an increase in long-term deferred tenant improvement allowance and ESPP contributions.

Investing Activities

Investing activities for the six months ended June 30, 2015 used $50.1 million of cash compared to the $56.1 million of cash used in investing activities for the same period of 2014. The decrease in cash used was primarily driven by an increase in cash provided from the maturity of investments of $25.6 million compared to the prior period. This increase was partially offset by an increase in cash used for purchases of investments and property and equipment compared to the prior period of $10.1 million and $6.4 million, respectively.

Financing Activities

Financing activities for the six months ended June 30, 2015 generated $2.5 million of cash compared to $100.0 million for the same period 2014. The decrease in cash provided by financing activities was primarily driven by the $99.7 million proceeds from the issuance of our Series D Preferred Stock for the six months ended June 30, 2014, whereas no shares of preferred stock were issued during the six months ended June 30, 2015.

Contractual Obligations and Other Commitments

As of June 30, 2015, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

Through June 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Recent Accounting Pronouncements

See Note 1 — “Description of Business and Summary of Significant Accounting Policies” in the Notes to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents, short-term investments, and long-term investments totaling $144.4 million and $204.5 million as of June 30, 2015 and December 31, 2014, respectively. Cash and cash equivalents are comprised of cash deposits and money market funds. Our short-term and long-term investments are primarily comprised of treasury bills, certificates of deposits, corporate notes and bonds, bank notes, commercial paper and our promissory note receivable. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Due to the predominantly short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

Our promissory note receivable was entered into with a third-party professional services provider. Our maximum exposure to credit risk is the principal amount of the note of $2.5 million plus accrued and unpaid interest. To date, we have not experienced any losses with respect to our promissory note receivable. We will continue to monitor the receivable for collectability going forward.

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

We have incurred net losses since our inception, including net losses of $82.4 million and $177.4 million for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively. It is difficult for us to predict our future results of operations since the market for our solution is rapidly evolving and has not yet reached widespread adoption. We may not achieve sufficient revenue to attain and maintain profitability. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, and continue to invest in the development of the Hortonworks Data Platform. In addition, as we grow and as a result of being a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenses, we will have to generate and sustain increased revenue to be profitable in future periods. Any failure by us to sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

A significant portion of our revenue has been concentrated among a relatively small number of large customers. The revenue from our three largest customers as a group accounted for 19 percent and 42 percent of our total revenue for the three months ended June 30, 2015 and 2014, respectively, and 21 percent and 40 percent for the six months ended June 30, 2015 and 2014, respectively. While we expect that the revenue from our largest customers will continue to decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we expect that revenue from a relatively small group of customers will continue to account for a significant portion of our revenue, at least in the near term. Our customer agreements generally do not contain long-term commitments from our customers, and our customers may be able to terminate their agreements with us prior to expiration of the term.

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

In addition to other risk factors described in this “Risk Factors” section, factors that may cause our results of operations to fluctuate from quarter to quarter include:

•	the timing of new customer contracts for support subscription offerings and professional services, and the extent to which we earn additional revenue from existing customers as they expand their deployment of the Hortonworks Data Platform;

•	the renewals of our support subscription arrangements with our customers;

•	changes in the competitive dynamics of our market;

•	customers delaying purchasing decisions in anticipation of new software or software enhancements;

•	the timing of satisfying revenue recognition criteria and our ability to obtain VSOE of fair value for our support subscription offerings;

•	our ability to control costs, including our operating expenses;

•	the proportion of revenue attributable to larger transactions as opposed to smaller transactions and the impact that a change in such proportion may have on the overall average selling price of our support subscription offerings;

•	the proportion of revenue attributable to support subscription offerings and professional services, which may impact our gross margins and operating income;

•	the reduction or elimination of support of the Apache Hadoop Project by the Apache Software Foundation, migration of Hadoop technology to an organization other than the Apache Software Foundation, or any other actions taken by the Apache Software Foundation or the Apache Hadoop Project that may impact our business model;

•	changes in customers’ budgets and in the timing of their purchasing decisions;

•	the collectability of receivables from customers and resellers, which may be hindered or delayed if these customers or resellers experience financial distress; and

•	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate.

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

We have increased our number of full-time employees to 745 at June 30, 2015 from 401 at June 30, 2014 and have increased our revenue to $53.5 million in the six months ended June 30, 2015, from $20.6 million in the same period of 2014. Our recent growth and expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to continue to expand our overall business, customer base, headcount and operations. Continued growth increases the challenges involved in:

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

In the course of our selling efforts, we typically enter into sales arrangements pursuant to which we provide support subscription offerings and professional services. We refer to each individual product or service as an “element” of the overall sales arrangement. These arrangements typically require us to deliver particular elements in a future period. We apply software revenue recognition rules under U.S. GAAP. In certain cases, when we enter into more than one contract with a single customer, the group of contracts may be so closely related that they are viewed under GAAP as one multiple-element arrangement for purposes of determining the appropriate amount and timing of revenue recognition. As we discuss further in “Management’s Discussion and Analysis of Financial Condition

and Results of Operations,” because we do not have VSOE of fair value for our support subscription offerings, and because we may offer certain contractual provisions to our customers, such as delivery of support subscription offerings and professional services, or specified functionality, or because multiple contracts signed in different periods may be viewed as giving rise to multiple elements of a single arrangement, we may be required under GAAP to defer revenue to future periods. Typically, for arrangements providing for support subscription offerings and professional services, we have recognized as revenue the entire arrangement fee ratably over the support subscription period, although the appropriate timing of revenue recognition must be evaluated on an arrangement-by-arrangement basis and may differ from arrangement to arrangement. If we are unexpectedly required to defer revenue to future periods for a significant portion of our sales, our revenue for a particular period could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

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

We principally sell our offerings through sales personnel in the United States, Australia, Brazil, France, Germany, India, Japan, Korea, the Netherlands, Sweden and the United Kingdom and currently have operations in the United States and in London, United Kingdom. We also have development teams in Budapest, Hungary, India and Kiev, Ukraine and a number of distributor and reseller relationships for our support subscription offerings and our professional services in other international markets. Conducting international operations subjects us to risks that we have not generally faced in the United States. These risks include:

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

In addition, the protective steps we have taken in the past may be inadequate to protect and deter misappropriation of our trademark rights. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our trademark rights in a timely manner. We have registered trademarks in Australia, the United States, Canada and the European Community and have trademark applications pending in various other international jurisdictions. Effective trademark protection may not be available in every country in which we offer or intend to distribute our solutions. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. Failure to adequately protect our trademark rights could damage or even destroy one or more of our brands and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

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

We have a significant number of customers in the business services, advertising, financial services, healthcare and pharmaceuticals, high technology, manufacturing, media and entertainment, oil and gas, online services, retail and telecommunications industries. A substantial downturn in any of these industries may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, support subscription customers may choose to develop or utilize in-

house support capabilities as an alternative to purchasing our support subscription offerings or professional services. Moreover, competitors may respond to market conditions by lowering prices of support subscription offerings. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our support subscription offerings or professional services.

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

Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of June 30, 2015, we had 43,963,542 shares of common stock outstanding. On June 10, 2015, the expiration of certain market standoff and lockup agreements entered into in connection with our initial public offering occurred and shares subject to such agreements may now be sold freely in the public markets. Further, as of June 30, 2015, there were outstanding options and warrants to purchase 16,608,802 shares of our common stock that, if exercised, will result in these additional shares becoming available.

The holders of an aggregate of 14,205,374 shares of our common stock, including the holder of warrants to purchase 3,250,000 shares of our common stock and 476,368 shares of our common stock as of June 30, 2015, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance, subject to certain market stand-off or lock-up agreements.

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

Hortonworks, Inc.

Date: August 13, 2015	By:	/s/ Scott Davidson
Scott Davidson
Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT

INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.4#	Form of Letter Agreement re Post-Termination Option Exercise Period.	8-K	001-36780	10.2	June 19, 2015

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	Indicates management contract or compensatory plan, contract or agreement.
*	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hortonworks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.