Form 10-Q
period 2015-09-30
Hortonworks, Inc.
filed 2015-11-12
CIK 1610532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of Registrant’s Common Stock outstanding as of November 5, 2015 was 46,229,482.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HORTONWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,090	$129,084
Short-term investments	88,664	75,381
Accounts receivable, net	46,159	32,900
Prepaid expenses and other current assets	5,847	3,728

Total current assets	165,760	241,093
Property and equipment, net	15,574	11,182
Long-term investments	2,567	—
Goodwill	34,333	2,119
Intangible assets	4,224	—
Other non-current assets	963	304
Restricted cash	1,308	1,341

TOTAL ASSETS	$224,729	$256,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,223	$7,087
Accrued compensation and benefits	11,507	9,913
Accrued expenses and other current liabilities	12,380	6,333
Deferred revenue	77,753	50,280

Total current liabilities	105,863	73,613
Long-term deferred revenue	12,332	12,643
Other long-term liabilities	5,646	2,713

TOTAL LIABILITIES	123,841	88,969

Commitments and contingencies (Note 4)
STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.0001 per share—500,000,000 shares authorized as of September 30, 2015 and December 31, 2014; 45,120,488 and 40,987,583 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	5	4
Additional paid-in capital	499,883	439,005
Accumulated other comprehensive loss	(366)	(202)
Accumulated deficit	(398,634)	(271,737)

TOTAL STOCKHOLDERS’ EQUITY	100,888	167,070

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$224,729	$256,039

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Support subscription and professional services revenue:
Support subscription (includes contra-revenue of $65 for the three months ended September 30, 2015 and $65 and $1,961 for the nine months ended September 30, 2015 and 2014, respectively)	$21,748	$8,136	$54,134	$19,190
Professional services (includes contra-revenue of $79 for the nine months ended September 30, 2014)	11,303	4,628	32,375	14,198

Total support subscription and professional services revenue	33,051	12,764	86,509	33,388
Cost of revenue:
Support subscription	3,629	1,511	9,214	2,875
Professional services	11,171	8,024	30,260	19,125

Total cost of revenue	14,800	9,535	39,474	22,000

Gross profit	18,251	3,229	47,035	11,388
Operating expenses:
Sales and marketing	34,017	19,491	95,083	44,553
Research and development	16,382	10,111	46,238	26,270
General and administrative	12,297	7,025	32,768	17,634
Contribution of acquired technology to the Apache Software Foundation	—	3,971	—	3,971

Total operating expenses	62,696	40,598	174,089	92,428

Loss from operations	(44,445)	(37,369)	(127,054)	(81,040)
Other income (expense), net	88	(2,099)	487	(6,888)

Loss before income tax	(44,357)	(39,468)	(126,567)	(87,928)
Income tax expense (benefit)	135	34	330	(1,196)

Net loss	$(44,492)	$(39,502)	$(126,897)	$(86,732)

Net loss per share of common stock, basic and diluted	$(1.01)	$(8.98)	$(2.98)	$(20.80)

Weighted-average shares used in computing net loss per share of common stock, basic and diluted	43,968,697	4,399,053	42,626,865	4,169,679

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(44,492)	$(39,502)	$(126,897)	$(86,732)
Items of other comprehensive income (loss):
Unrealized gain (loss) on investments	23	(40)	68	(71)
Foreign currency translation adjustment	(179)	(84)	(231)	(75)

Total other comprehensive loss	(156)	(124)	(163)	(146)

Total comprehensive loss	$(44,648)	$(39,626)	$(127,060)	$(86,878)

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(126,897)	$(86,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,061	719
Amortization of intangible asset	171	—
Amortization of premiums from investments	756	575
Stock-based compensation expense	23,719	5,492
Contra-revenue adjustment related to share purchase agreement	—	2,040
Loss on disposal of assets	520	88
Loss on early exit of lease	—	449
Contribution of acquired technology to the Apache Software Foundation	—	3,971
Deferred income tax benefit	—	(1,279)
Common stock warrant, including change in fair value	—	7,186
Changes in operating assets and liabilities:
Accounts receivable	(13,259)	(8,594)
Prepaid expenses and other current assets	(2,302)	(2,108)
Other assets	(726)	(183)
Accounts payable	78	1,107
Accrued expenses and other liabilities	5,631	1,552
Accrued compensation and benefits	1,529	1,146
Deferred revenue	27,162	19,792

Net cash used in operating activities	(80,557)	(54,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(90,988)	(84,758)
Proceeds from maturities of investments	77,017	13,120
Purchases of property and equipment	(11,373)	(1,884)
Acquisitions, net	(3,541)	(2,996)
Issuance of promissory note receivable	(2,500)	—
Change in restricted cash	31	(191)

Net cash used in investing activities	(31,354)	(76,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock, net of issuance costs	—	149,547
Proceeds from issuance of common stock	8,752	1,624
Payments for deferred offering costs	(835)	(2,373)
Proceeds from payments of principal on promissory notes	—	119

Net cash provided by financing activities	7,917	148,917

Net (decrease) increase in cash and cash equivalents	(103,994)	17,429
Cash and cash equivalents—Beginning of period	129,084	25,304

Cash and cash equivalents—End of period	$25,090	$42,733

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Fair value of shares issued in connection with acquisitions	$27,593	$1,815

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Hortonworks, Inc. (the “Company”) was incorporated in Delaware in 2011 and is the leader in accelerating business transformations with Open Enterprise Hadoop by developing, distributing and supporting an enterprise-scale data platform built entirely on open source technology including Apache™ Hadoop®. The Company’s mission is to enable transformational business outcomes powered by a modern data architecture with Open Enterprise Hadoop at its foundation. The Company’s Open Enterprise Hadoop solutions include the Hortonworks Data Platform (HDP™), powered by Apache Hadoop, and the Hortonworks DataFlow Platform (HDF™), powered by Apache NiFi. Hortonworks Data Platform is an enterprise-scale data management platform that enables a centralized architecture for running batch, interactive and real-time applications simultaneously across shared datasets with the comprehensive security, governance and operational services enterprises require. Hortonworks DataFlow Platform is complementary to Hortonworks Data Platform and accelerates the flow of data in motion from any data type into HDP for full fidelity analytics.

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

Due to the increase in the volume and the variety of data, including new Internet of Things data types such as machine data, server log data, geo-location data, clickstream data, sentiment data and other data generated by documents and other file types, the Company’s solutions (HDP and HDF) have emerged as critical enablers for the modern data center architecture. The Company’s software development efforts are thus focused on creating open platforms by working in concert with the Apache community to develop the Hortonworks Data Platform and the Hortonworks DataFlow Platform.

In December 2014, the Company completed its initial public offering and concurrent private placement (collectively, the “IPO”) of 7,673,986 shares of common stock (inclusive of 486,486 shares in a concurrent private placement and 937,500 shares of common stock from the full exercise of the option to purchase additional shares granted to the underwriters) at a price of $16.00 per share. The Company received net cash proceeds of $109.6 million from the sale of shares of common stock. Immediately prior to the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 21,949,525 shares of common stock.

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

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited financial statements for the year ended December 31, 2014, but does not include all disclosures required by U.S. GAAP as permitted by the applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. However, the Company believes the disclosures are adequate to make the information presented not be misleading.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Out-of-Period Adjustment

During the nine months ended September 30, 2015, the Company recorded an out-of-period adjustment related to acquisition retention bonuses from XA Secure. The adjustment was associated with the three quarters ended December 31, 2014 and increased total expense by $3.1 million. The Company evaluated the adjustment considering both quantitative and qualitative factors and concluded the adjustment was not material to previously issued and current period financial statements.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date January 1, 2017. The deferral results in the new revenue standard being effective for the Company January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2. FAIR VALUE MEASUREMENTS

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$11,701	$—	$—	$11,701
Certificates of deposit	—	245	—	245
Short-term investments:
U.S. Treasury bills	3,500	—	—	3,500
Certificates of deposit	—	11,920	—	11,920
Commercial paper	—	20,729	—	20,729
Bank notes	—	245	—	245
Corporate notes and bonds	—	52,270	—	52,270

Total financial assets	$15,201	$85,409	$—	$100,610

Liabilities
Contingent consideration	—	—	1,625	1,625

Total financial liabilities	$—	$—	$1,625	$1,625

	December 31, 2014
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$119,723	$—	$119,723
Short-term investments:
Commercial paper	—	5,298	5,298
Corporate notes and bonds	—	70,083	70,083

Total financial assets	$119,723	$75,381	$195,104

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

The Company estimated the acquisition date fair value of the contingent consideration payable of $1.6 million based on various estimates including a discount rate based on the estimated timing of achievement of product milestones, the probability of achievement and other risk factors, all of which the Company believes are appropriate and representative of market participant assumptions. As of September 30, 2015, the fair value of the contingent consideration liability remained unchanged at $1.6 million as there were no changes to the probability of achieving the milestones. The contingent consideration liability is recognized on the Company’s condensed consolidated balance sheet within accrued expenses and other current liabilities.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company did not make any transfers between Level 1, Level 2, or Level 3 investments. As of December 31, 2014, the Company did not have any Level 3 financial assets or liabilities.

Gross unrealized gains and losses were not material as of September 30, 2015 and December 31, 2014. Realized gains and losses were not material for the nine months ended September 30, 2015 and 2014. As of September 30, 2015 and December 31, 2014, there were no securities that were in an unrealized loss position for more than 12 months.

3. BUSINESS COMBINATIONS

Transactions completed in 2015

Onyara Inc. On August 31, 2015, the Company acquired Onyara Inc. (“Onyara”), the creator of and key contributor to Apache NiFi. The acquisition enables customers to automate and secure data flows and to collect, conduct and curate real-time business insights and actions derived from data in motion. As a result of the acquisition, the Company introduced HDF powered by Apache NiFi. This is intended to simplify and accelerate the flow of data in motion into HDP for full fidelity analytics.

The acquisition date fair value of the purchase consideration was $26.5 million, which included the following (in thousands):

Common stock (921,643 shares at fair value of $23.76 per share)	$21,898
Holdback of 194,259 shares of common stock for a period of 12 months for general representations and warranties	4,616

Total	$26,514

The total purchase consideration of $26.5 million exceeded the estimated fair value of the net tangible and identifiable intangible assets and liabilities acquired. Prior to the acquisition, Apache NiFi was open sourced in November 2014 as part of the National Security Agency Technology Transfer Program. As a result, no technology was acquired and the Company recorded goodwill of $26.4 million in connection with this transaction. The goodwill is attributable to the synergies expected from combining Onyara’s operations with the Company’s operations. The goodwill is not expected to be deductible for tax purposes.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Under the terms of the agreement, all outstanding shares of Onyara’s capital stock, options to purchase Onyara capital stock and any other securities convertible into, exercisable for or exchangeable for shares of Onyara capital were cancelled in exchange for an aggregate of approximately 1.6 million shares of the Company’s common stock with a fair value of approximately $38.5 million. Of these shares, 1.1 million shares with a fair value of approximately $26.5 million were allocated to purchase consideration. The remaining 0.5 million shares with a fair value of approximately $12.0 million were considered post-combination remuneration which will be recorded as stock-based compensation expense over the vesting period of up to three years. The related acquisition costs, consisting primarily of legal expenses in the amount of $0.4 million during the nine months ended September 30, 2015, were expensed as incurred.

The following table summarizes the allocation of the consideration paid of approximately $26.5 million to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Goodwill	$26,429
Cash	180
Tangible liabilities acquired	(95)

Total	$26,514

In connection with the acquisition, the Company also issued 0.2 million restricted stock units with a fair value of approximately $5.2 million, which is being recognized as stock-based compensation expense as the restricted stock units vest over three years. The vesting of these restricted stock units is contingent upon continued employment. As such, the Company will account for such payments as post-combination remuneration, to be recognized in operating expenses in the statement of operations as the services are performed.

SequenceIQ. On April 23, 2015, the Company acquired 100 percent of the voting shares of SequenceIQ, an open source provider of rapid deployment tools for Hadoop, to deliver a consistent and automated solution for launching on-demand Hadoop clusters in the cloud or to any environment that supports Docker containers. This acquisition complements the Company’s strategy of providing enterprise customers the broadest choice of consumption options for the Hortonworks Data Platform, from on-premise deployments to cloud architectures.

The acquisition of SequenceIQ was accounted for as the purchase of a business. The related acquisition costs, consisting primarily of consulting and legal expenses were not material during the nine months ended September 30, 2015 and were expensed as incurred.

The acquisition date fair value of the purchase consideration was $10.0 million, which included the following (in thousands):

Cash	$3,721
Cash holdback for a period of 15 months for general representations and warranties	1,875
Cash payable upon 18-month anniversary of closing date	1,651
Contingent consideration	1,625
Restricted stock units (49,102 shares at fair value of $21.97 per share)	1,079

Total	$9,951

For further details on the Company’s fair value methodology with respect to the contingent consideration liability, see Note 2—“Fair Value Measurements.”

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company also issued 114,583 shares of restricted stock units to the selling shareholders that vest over a period of up to three years. The vesting of the additional restricted stock units is contingent upon the continued employment of the selling shareholders that were retained as employees. As such, the Company accounted for such payments as post-combination remuneration, to be recognized in operating expenses in the statement of operations as the services are performed.

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

Transaction completed in 2014

XA Secure. On May 13, 2014, the Company acquired 100 percent of the voting shares of XA Secure, a developer of data security solutions across a number of information technology platforms, for approximately $4.8 million, consisting of approximately $3.0 million in cash and the issuance of 132,508 shares of the Company’s common stock with a fair value of $13.70 per share on the acquisition date. The Company integrated the core security capabilities acquired across all Hadoop workloads. The acquisition of XA Secure was accounted for as the purchase of a business. The related acquisition costs, consisting primarily of legal expenses in the amount of $0.2 million during the nine months ended September 30, 2014, were expensed. These legal expenses were presented as general and administrative expenses on the condensed consolidated statements of operations for the nine months ended September 30, 2014.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company’s business combinations completed during the nine months ended September 30, 2015 and 2014 did not have a material impact on the Company’s condensed consolidated financial statements and therefore actual and pro forma disclosures have not been presented.

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

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Rent expense incurred under operating leases was $2.2 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively, and $5.8 million and $3.0 million for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company initially reserved 6,000,000 shares of the Company’s common stock for the issuance of awards under the 2014 Option Plan, and has 923,732 shares of the Company’s common stock remaining available for issuance under the Company’s 2011 Option Plan. The 2014 Option Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2015, by 5 percent of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. On January 1, 2015, the shares reserved for issuance increased by 2,136,240, resulting in total shares reserved for issuance under the 2014 Option Plan of 9,059,972. As of September 30, 2015, 4,412,425 of such shares remained available for issuance.

2014 Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) was adopted and approved by the Company’s board of directors in September 2014, adopted and approved by the Company’s stockholders in November 2014, and most recently was amended in August 2015, to allow employees of certain of the Company’s non-U.S. subsidiaries to participate in the ESPP. The ESPP initially reserved and authorized the issuance of up to a total of 2,500,000 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2015, by the lesser of (i) 1,000,000 shares of common stock, (ii) 1 percent of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or (iii) such lesser number of shares as determined by the ESPP administrator. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. On January 1, 2015, the shares reserved for issuance increased by 427,248 resulting in total shares reserved for issuance under the ESPP of 2,927,248 as of September 30, 2015.

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

As of September 30, 2015, there was $1.1 million of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.6 years.

A summary of activity under the stock option plan and related information for the nine months ended September 30, 2015 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding—December 31, 2014	13,953,894	$8.04	8.80	$264,531
Options granted	829,652	$22.96
Options exercised	(1,738,705)	$2.87
Options cancelled/forfeited	(980,360)	$10.08

Outstanding—September 30, 2015	12,064,481	$9.65	8.10	$148,610

Vested and expected to vest—September 30, 2015	11,399,572	$9.43	8.07	$142,889

Exercisable—September 30, 2015	4,428,028	$5.56	7.47	$72,308

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair market value of the Company’s common stock. The aggregate intrinsic value of options exercised for the three months ended September 30, 2015 and 2014 was $11.8 million and $0.9 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $38.4 million and $2.9 million, respectively.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock

A summary of information related to restricted stock for the nine months ended September 30, 2015 is presented below:

	Number of Shares Issued Under the Stock Option Plans	Number of Shares Issued Outside the Stock Option Plans	Weighted- Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share (*)	Aggregate Intrinsic Value
					(In thousands)
Unvested balance—December 31, 2014	672,865	894,107	$0.62	$13.70	$39,607
Granted	—	1,424,946	—	$23.76
Vested	(421,437)	(1,594,897)	$0.56	$23.09
Canceled/forfeited	—	—	—	—

Unvested balance—September 30, 2015	251,428	724,156	$0.76	$22.59	$9,295

(*)	The weighted-average grant-date fair value per share relates to 132,506 and 1,424,946 shares of restricted stock paid as part of the acquisitions of XA Secure and Onyara, respectively. As of September 30, 2015, 66,253 of the XA Secure and 921,643 of the Onyara shares were vested. See Note 3—“Business Combinations” for additional information regarding this transaction.

As of September 30, 2015, there was $56.4 million of unrecognized stock-based compensation expense related to unvested stock options and restricted stock to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units

A summary of information related to restricted stock units (“RSUs”) for the nine months ended September 30, 2015 is presented below:

	Number of Shares Issued Under the 2014 Option Plan	Weighted Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2014	56,250	$16.00
Granted	3,579,771	25.36
Vested	(49,102)	21.97
Canceled/forfeited	(84,175)	25.85

Unvested balance—September 30, 2015	3,502,744	$24.89

As of September 30, 2015, there was $82.4 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.6 years.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The number of shares of restricted stock and early exercised options to purchase common stock outstanding subject to the Company’s right of repurchase at prices ranging from $0.18 to $14.22 per share as of September 30, 2015 was 467,123. The liability for shares subject to repurchase as of September 30, 2015 was $1.1 million, of which $0.6 million is included in accrued liabilities and $0.5 million is included in other long-term liabilities.

Stock-based Compensation Expense

Total stock-based compensation expense, including stock-based compensation expense to non-employees, by category was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$825	$149	$1,616	$320
Sales and marketing	3,518	543	6,882	978
Research and development	3,897	577	8,251	1,146
General and administrative	3,139	630	6,970	3,048

Total stock-based compensation expense	$11,379	$1,899	$23,719	$5,492

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

On June 9, 2014, the Company issued a warrant to purchase a number of shares of common stock up to 1 percent of the sum of (i) 45,585,496, plus (ii) the number of shares of Series D preferred stock or shares of such stock issuable upon exercise of warrants to purchase such stock (on an as converted to common stock basis) issued or issuable upon exercise of warrants to purchase Series D Preferred Stock that were sold, if any, by the Company during the period commencing on June 9, 2014 and ending immediately prior to the occurrence of a corporate event at an exercise price of $8.46 per share. The warrant was issued to Yahoo in exchange for the amendment of the rights held by Yahoo under Section 2.11 of the Investors’ Rights Agreement to approve an acquisition of Hortonworks, which removed a competitor of Yahoo from the list of companies over which Yahoo has such blocking rights. As of September 30, 2015, the warrant was exercisable into 476,368 shares of common stock.

Each warrant expires nine years from the date of issuance. The warrants vested upon the consummation of the Company’s initial public offering in December 2014. As of September 30, 2015, neither warrant had been exercised into shares of common stock.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less restricted common stock and common stock issued that is subject to repurchase, and excludes any dilutive effects of share based awards. Diluted net loss per share of common stock is computed giving effect to all potential dilutive common shares. As the Company had net losses for the three and nine months ended September 30, 2015 and 2014, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(44,492)	$(39,502)	$(126,897)	$(86,732)

Weighted-average shares used in computing net loss per share of common stock	43,968,697	4,399,053	42,626,865	4,169,679

Net loss per share, basic and diluted	$(1.01)	$(8.98)	$(2.98)	$(20.80)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented since including them would have been anti-dilutive:

	As of September 30,
	2015	2014
Convertible preferred stock (on an as if converted basis)	—	21,949,525
Exercise and conversion of convertible preferred stock warrants (converted into common stock warrants upon initial public offering)	3,250,000	3,250,000
Exercise and conversion of common stock warrants	476,368	476,368
Restricted common stock issued, net of repurchases	—	7,906,145
Common stock subject to repurchase	61,095	206,090
Stock options to purchase common stock	12,064,481	13,740,630
Unvested restricted stock and restricted stock units	4,478,328	132,506

Total	20,330,272	47,661,264

Immediately prior to the closing of the Company’s IPO in December 2014, all shares of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock.

8. INCOME TAXES

The effective tax rate for the three months ended September 30, 2015 was (0.3) percent compared to (0.1) percent for the same period of 2014. The effective tax rate for the nine months ended September 30, 2015 was (0.3) percent compared to 1.4 percent for the same period of 2014. The income tax expense for the three and nine months ended September 30, 2015 and 2014 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to a full valuation allowance against U.S. net deferred tax assets.

HORTONWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On July 27, 2015, the United States Tax Court (“USTC”) issued a taxpayer-favorable opinion related to the treatment of share-based compensation expense in an inter-company cost-sharing arrangement between a U.S. corporate taxpayer (Altera, Inc.) and its foreign subsidiary. In its opinion, the USTC permitted the taxpayer to exclude share-based compensation in its cost sharing arrangement, and further concluded that the related Treasury Regulations governing the inclusion of share-based compensation in cost-sharing arrangements were invalid. This opinion of the USTC may be appealed by the IRS, and is not directed toward the Company. However, management is monitoring the progress of this case and its potential favorable implications to the Company’s cost-sharing arrangement. The Company currently estimates that this court case will not have a material impact on its effective tax rate and income tax expense due to its current full valuation allowance position.

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

The Company has international sales offices in the Netherlands, United Kingdom, Germany, and South Korea and research and development facilities in India and Budapest. The following presents revenue by country, determined by location of sales office (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$29,322	$12,002	$77,420	$31,508
Rest of world	3,729	762	9,089	1,880

Total revenue	$33,051	$12,764	$86,509	$33,388

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

Overview

Hortonworks, Inc. (“Hortonworks,” the “Company,” “we,” or “us”) seeks to advance the market adoption of Hadoop and provide enterprises with a new data management solution that enables them to harness the power of big data to transform their businesses through more effective and efficient management of their valuable data assets. A Hadoop cluster combines commodity servers with local storage and an open source software distribution to create a reliable distributed compute and storage platform for large data sets scalable up to petabytes with thousands of servers or nodes. We have two solutions in the market today to address the needs of enterprises for their data: Hortonworks Data Platform and Hortonworks DataFlow Platform. Hortonworks Data Platform is an enterprise-scale data management platform built entirely on open source technology including Apache Hadoop. At its core is the next generation computing and resource management framework called YARN, which uniquely enables a centralized data architecture for batch, interactive and real-time workloads to be executed simultaneously on a single cluster and dataset while extending consistent security, governance and operation across the platform. Hortonworks DataFlow Platform is complementary to Hortonworks Data Platform, and makes it easy to automate and secure data flows that collect, conduct and curate real-time business insights and actions derived from sensors, machines, geolocation devices, clicks, logs, and social feeds. Our approach is differentiated in that we are committed to serving the Apache Software Foundation open source ecosystem and to sharing all of our product developments with the open source community. We distribute the Hortonworks Data Platform and the Hortonworks DataFlow Platform software under the Apache open source license in order to provide broad rights for recipients of the software to use, copy, modify and redistribute the software. Consistent with our open source approach, we generally make the Hortonworks Data Platform and the Hortonworks DataFlow Platform available free of charge.

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

We have achieved significant growth in recent periods. For the three months ended September 30, 2015 and 2014, our revenue was $33.1 million and $12.8 million, respectively. For the nine months ended September 30, 2015 and 2014, our revenue was $86.5 million and $33.4 million, respectively. For the three months ended September 30, 2015 and 2014, our gross billings were $43.8 million and $21.5 million, respectively. For the nine months ended September 30, 2015 and 2014, our gross billings were $113.7 million and $55.2 million, respectively. We incurred net losses of $44.5 million and $39.5 million for the three months ended September 30, 2015 and 2014, respectively, and $126.9 million and $86.7 million for the nine months ended September 30, 2015 and 2014, respectively. See “Key Business Metrics—Gross Billings” for more information and a reconciliation of gross billings to total revenue, the most directly comparable generally accepted accounting principles (“GAAP”) financial measure, and an explanation of why management uses this non-GAAP financial measure.

Key Factors Affecting Our Performance

Support Subscription Customers. Growth of our revenue from our support subscription offerings is driven by agreements with new support subscription customers, renewals of existing support subscription agreements and increased revenue from existing support subscription customers who are expanding their usage of the Hortonworks Data Platform and the Hortonworks DataFlow Platform. The number of agreements with new support subscription customers signed may vary from period to period for several reasons, including the length of our sales cycle, the effectiveness of our sales and marketing efforts and overall adoption rates of Hadoop-based solutions. The contract value of our support subscriptions with individual support subscription customers varies substantially among customers, and our results of operations may fluctuate from period to period depending on the timing and composition of particular large support subscriptions including those enabling input. Our results of operations may also fluctuate, in part, due to the resource-intensive nature of our sales efforts, the length and variability of the sales cycle of our support subscription offerings and the difficulty in making short-term adjustments to our operating expenses. The length of our sales cycle from initial evaluation to payment for our support subscription offerings is generally six to nine months, but can extend to one year or more for some customers. In addition, as our professional services engagements frequently relate to initial new support subscription customer deployments of the Hortonworks Data Platform and the Hortonworks DataFlow Platform, growth in our professional services revenue is driven primarily by adding new support subscription customers.

Additional Sales to Existing Support Subscription Customers. Our existing support subscription customers continue to represent a large opportunity for us to expand our revenue base. Growth of our revenue from existing support subscription customers typically comes when customers increase the scale of their existing deployment of the Hortonworks Data Platform as well as complement their deployment with the Hortonworks DataFlow Platform. We price our support subscription offerings based on the number of nodes, data under management and/or the scope of support services provided. Accordingly, our revenue from our support subscription offerings varies but primarily depends upon the scale of our support subscription customers’ deployments and the breadth and scope of their support agreement.

Investing for Growth. We will continue to focus on long-term growth. We believe that our market opportunities (Hortonworks Data Platform and Hortonworks DataFlow Platform) are large and underpenetrated, and we will continue to invest significantly in sales and marketing to grow our customer base, expand within existing support subscription customers and grow internationally to drive additional revenue. We also expect to invest in research and development to enhance the Hortonworks Data Platform, Hortonworks DataFlow Platform, Apache Hadoop and other key Apache Open Source projects including Apache NiFi. To enable our growth, we plan to further invest in other operational and administrative functions including, but not limited to, our customer support organization that provides the basis for customer retention and further expansion. We expect to continue to use the proceeds from our initial public offering and the concurrent private placement to fund these growth strategies and do not expect to be profitable in the near future. We also intend to leverage business partners for the delivery of professional services. We believe that our sales and marketing, research and development and general and administrative costs will decrease as a percentage of revenue in the long term as we are able to reach economies of scale and achieve process improvements and other operational efficiencies. With this increased operating leverage, we expect our gross and operating margins to increase in the long term.

Revenue Recognition Policies. We typically enter into sales arrangements pursuant to which we provide both support subscription offerings and professional services. On occasion, we sell engineering services as well as a premium subscription offering which allows a higher level of access and development input. Pursuant to software revenue recognition rules under GAAP, for arrangements providing both support subscription offerings and professional services, we typically recognize as revenue the entire arrangement fee ratably over the subscription period once the support subscription and professional services have commenced. The appropriate timing of revenue recognition must be evaluated on an arrangement-by-arrangement basis. The costs associated with our support subscription and professional services revenue are expensed as we incur the delivery costs. However, in many cases, the related revenue is deferred and recognized ratably over a later period. Thus, during times of rapid customer growth and accompanying delivery of professional services, our gross margin is expected to be negatively impacted.

Key Business Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key business metrics include the following:

Dollar-Based Net Expansion Rate. We believe that our ability to retain our customers and expand their support subscription revenue over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of nodes, data under management and/or the scope of the support subscription agreements. To date, only a small percentage of our customer agreements have reached the end of their original terms and, as a result, we have not observed a large enough sample of renewals to derive meaningful conclusions. We calculate dollar-based net expansion rate as of a given date as the aggregate annualized subscription contract value as of that date from those customers that were also customers as of the date 12 months prior, divided by the aggregate annualized subscription contract value from all customers as of the date 12 months prior. We calculate annualized support subscription contract value for each support subscription customer as the total subscription contract value as of the reporting date divided by the number of years for which the support subscription customer is under contract as of such date. We report the trailing four-quarter average dollar-based net expansion rate as of each period end. The dollar-based net expansion rate as of September 30, 2015 and December 31, 2014 was 156 percent and 144 percent, respectively.

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

Total Support Subscription Customers. We believe total support subscription customers is a key indicator of our market penetration, growth and future revenue. In order to grow our customer base, we have aggressively invested in and intend to continue to invest in our direct sales team, as well as to pursue additional partnerships within our indirect sales channel. We generally define a support subscription customer as an entity with an active support subscription as of the measurement date. In situations where there are multiple contracts with multiple subsidiaries or divisions, universities, or governmental organizations of a single entity, the entity is counted once. Our total support subscription customer count was approximately 700 as of September 30, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross billings:
Total revenue	$33,051	$12,764	$86,509	$33,388
Contra revenue	65	—	65	2,040

Total non-GAAP revenue	33,116	12,764	86,574	35,428
Total deferred revenue, end of period	90,085	47,720	90,085	47,720
Less: Total deferred revenue, beginning of period	(79,413)	(38,983)	(62,923)	(27,928)

Total change in deferred revenue	10,672	8,737	27,162	19,792

Gross billings	$43,788	$21,501	$113,736	$55,220

Components of Results of Operations

Revenue

We generate revenue primarily under multiple-element arrangements that include support subscription offerings combined with consulting and/or training services. On occasion, we sell engineering services as well as a premium subscription offering which allows a higher level of access and development input. We have not yet established VSOE of fair value for our support subscriptions. Accordingly, for our multiple-element arrangements, we generally recognize revenue on a ratable basis over the period beginning when both the support subscription and professional services have commenced, and ending at the conclusion of the support subscription or professional services period, whichever is longer.

In September 2013, we entered into a commercial agreement and common stock purchase agreement with AT&T covering the sale and issuance of 390,269 shares of our common stock to an affiliate of AT&T at a per share price of $0.0002. The shares were fully vested as of January 30, 2014. As a result of the issuance of shares to a customer at below fair value, we recorded contra-revenue in the amount of $2.0 million during the nine months ended September 30, 2014.

Cost of Revenue

Cost of support subscription revenue consists primarily of personnel costs (including salaries, benefits, and stock-based compensation expense) for employees, including support engineers, associated with our support subscription offerings mainly related to technology support and allocated shared costs. Cost of professional services revenue consists primarily of personnel costs (including salaries, benefits and stock-based compensation expense) for employees and fees to subcontractors associated with our professional service contracts, travel costs and allocated shared costs.

We allocate shared costs such as rent, information technology, and employee benefits to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category. Cost of revenue for support subscription and professional services is expensed as incurred.

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

Research and Development. Research and development expenses consist primarily of personnel costs (including salaries, benefits and stock-based compensation expense) for our research and development employees, costs associated with subcontractors and equipment lease expenses, plus allocated shared costs. Our research and development expenses include costs for development related to the distribution of our solutions, including security updates, fixes, functionality enhancements, upgrades to the technology and new versions of the software, quality assurance personnel, technical documentation personnel and at times expenses related to engineering resources for our subscription and professional services offerings. We expect to continue to focus our research and development efforts on enhancing and adding new features and functionality to our offerings. As a result, we expect our research and development expenses to continue to increase for the foreseeable future. However, we expect our research and development expenses to decrease as a percentage of our total revenue over the long term.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Support subscription and professional services revenue:
Support subscription (includes contra-revenue of $65 for the three months ended September 30, 2015 and $65 and $1,961 for the nine months ended September 30, 2015 and 2014, respectively)	$21,748	$8,136	$54,134	$19,190
Professional services (includes contra-revenue of $79 for the nine months ended September 30, 2014)	11,303	4,628	32,375	14,198

Total support subscription and professional services revenue	33,051	12,764	86,509	33,388
Cost of revenue:
Support subscription	3,629	1,511	9,214	2,875
Professional services	11,171	8,024	30,260	19,125

Total cost of revenue	14,800	9,535	39,474	22,000

Gross profit	18,251	3,229	47,035	11,388
Operating expenses:
Sales and marketing	34,017	19,491	95,083	44,553
Research and development	16,382	10,111	46,238	26,270
General and administrative	12,297	7,025	32,768	17,634
Contribution of acquired technology to the Apache Software Foundation	—	3,971	—	3,971

Total operating expenses	62,696	40,598	174,089	92,428

Loss from operations	(44,445)	(37,369)	(127,054)	(81,040)
Other income (expense), net	88	(2,099)	487	(6,888)

Loss before income tax	(44,357)	(39,468)	(126,567)	(87,928)
Income tax expense (benefit)	135	34	330	(1,196)

Net loss	$(44,492)	$(39,502)	$(126,897)	$(86,732)

Net loss per share of common stock, basic and diluted	$(1.01)	$(8.98)	$(2.98)	$(20.80)

Weighted-average shares used in computing net loss per share of common stock, basic and diluted	43,968,697	4,399,053	42,626,865	4,169,679

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands)				(in thousands)
Support subscription and professional services revenue:
Support subscription	$21,748	$8,136	$13,612	167%	$54,134	$19,190	$34,944	182%
Professional services	11,303	4,628	6,675	144%	32,375	14,198	18,177	128%

Total support subscription and professional services revenue	$33,051	$12,764	$20,287	159%	$86,509	$33,388	$53,121	159%

Support subscription revenue for the three and nine months September 30, 2015 increased $13.6 million, or 167 percent, and $34.9 million, or 182 percent, respectively, compared to the same periods in 2014. The increases were primarily due to the significant growth in our support subscription customer base as well as sales of additional support subscriptions to our existing customers. Additionally, the nine months ended September 30, 2014 included contra-support subscription revenue of $2.0 million related to the issuance of equity to an affiliate of AT&T.

For the three and nine months ended September 30, 2015, professional services revenue increased $6.7 million, or 144 percent, and $18.2 million, or 128 percent, respectively, compared to the same periods in 2014. The increases were primarily due to the significant growth in our support subscription customer base and associated sales of additional professional services to our existing customers.

Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands)				(in thousands)
Cost of revenue:
Cost of support subscription	$3,629	$1,511	$2,118	140%	$9,214	$2,875	$6,339	220%
Cost of professional services	11,171	8,024	3,147	39%	30,260	19,125	11,135	58%

Total cost of revenue	$14,800	$9,535	$5,265	55%	$39,474	$22,000	$17,474	79%

Cost of support subscription revenue increased $2.1 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase was primarily attributable to a $1.7 million increase in employee-related expenses as a result of an increase in headcount to support new customer growth. Cost of support subscription revenue increased $6.3 million for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was primarily attributable to a $4.9 million increase in employee-related expenses as a result of an increase in headcount to support new customer growth, as well as an increase in equipment and software and travel expenses of $0.7 million.

Cost of professional services revenue increased $3.1 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase was primarily attributable to a $2.7 million increase in employee-related expenses as a result of an increase in headcount. Cost of professional services revenue increased $11.1 million for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was primarily attributable to a $9.3 million increase in employee-related expenses as a result of an increase in headcount, as well as an increase in travel expenses of $1.1 million.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands)				(in thousands)
Sales and marketing	$34,017	$19,491	$14,526	75%	$95,083	$44,553	$50,530	113%

Sales and marketing expenses increased $14.5 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase in employee-related expenses of $11.7 million due to an increase in headcount. In addition, travel expenses increased $0.6 million due to increased headcount to support the growth in our business and equipment and software expense increased by $0.5 million. Sales and marketing expenses increased $50.5 million for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase in employee-related expenses of $39.0 million as a result of an increase in headcount. In addition, expenses related to marketing events increased $3.1 million, travel expenses increased $3.8 million due to increased headcount to support the growth in our business and equipment and software expense increased by $1.5 million.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands)				(in thousands)
Research and development	$16,382	$10,111	$6,271	62%	$46,238	$26,270	$19,968	76%

Research and development expenses increased $6.3 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase in employee-related expenses of $5.4 million due to an increase in headcount. Research and development expenses increased $20.0 million for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase in employee-related expenses of $16.9 million due to an increase in headcount, as well as an increase in equipment and software expenses of $1.1 million.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands)				(in thousands)
General and administrative	$12,297	$7,025	$5,272	75%	$32,768	$17,634	$15,134	86%

General and administrative expenses increased $5.3 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase in employee-related expenses of $4.2 million due to an increase in headcount. In addition, outside services expenses increased by $0.8 million due in part to the acquisition of Onyara. General and administrative expenses increased $15.1 million for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase in employee-related expenses of $10.8 million due to an increase in headcount, as well as an increase in outside services expense of $2.2 million due to the acquisitions of SequenceIQ and Onyara and equipment and software expenses of $1.5 million.

Liquidity and Capital Resources

As of September 30, 2015, our principal sources of liquidity were cash and cash equivalents and investments totaling $116.3 million compared to $204.5 million at December 31, 2014, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our short-term investments are comprised primarily of commercial paper, corporate notes and bonds and certificates of deposit.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash used in operating activities	$(80,557)	$(54,779)
Cash used in investing activities	$(31,354)	$(76,709)
Cash provided by financing activities	$7,917	$148,917

To date, we have financed our operations primarily through private placements of preferred stock, our initial public offering and the concurrent private placement of our common stock, and cash flow from operations. We believe that our existing cash and cash equivalents balance, together with cash generated from sales of our support subscriptions and professional services to customers, will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

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

Operating activities for the nine months ended September 30, 2015 used $80.6 million of cash compared to $54.8 million for the same period of 2014. The increase was primarily driven by our net loss of $126.9 million for the nine months ended September 30, 2015 compared to a net loss of $86.7 million for the same period of 2014. In addition, accounts receivable increased by $13.3 million during the nine months ended September 30, 2015, which was primarily attributable to the overall increase in billings. These factors were partially offset by increases in deferred revenue of $27.2 million due to the increase in our support subscription customer base coupled with our ratable revenue recognition as a result of our lack of VSOE of fair value for support subscription revenue, accrued expenses and other liabilities of $5.6 million primarily related to an increase in long-term deferred tenant improvement allowance and ESPP contributions.

Investing Activities

Investing activities for the nine months ended September 30, 2015 used $31.4 million of cash compared to the $76.7 million of cash used in investing activities for the same period of 2014. The decrease in cash used was primarily driven by an increase in cash provided from the maturity of investments of $63.9 million compared to the prior period. This increase was partially offset by an increase in cash used for purchases of investments and property and equipment compared to the prior period of $6.2 million and $9.5 million, respectively.

Financing Activities

Financing activities for the nine months ended September 30, 2015 generated $7.9 million of cash compared to $148.9 million for the same period 2014. The decrease in cash provided by financing activities was primarily driven by the $149.5 million proceeds from the issuance of our Series D Preferred Stock for the nine months ended September 30, 2014, whereas no shares of preferred stock were issued during the nine months ended September 30, 2015.

Contractual Obligations and Other Commitments

As of September 30, 2015, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

Through September 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents, short-term investments, and long-term investments totaling $116.3 million and $204.5 million as of September 30, 2015 and December 31, 2014, respectively. Cash and cash equivalents are comprised of cash deposits and money market funds. Our short-term and long-term investments are primarily comprised of treasury bills, certificates of deposits, corporate notes and bonds, bank notes, commercial paper and our promissory note receivable. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Due to the predominantly short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception, including net losses of $126.9 million and $177.4 million for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively. It is difficult for us to predict our future results of operations since the market for our solution is rapidly evolving and has not yet reached widespread adoption. We may not achieve sufficient revenue to attain and maintain profitability. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, and continue to invest in the development of the Hortonworks Data Platform and the Hortonworks DataFlow Platform. In addition, as we grow and as a result of being a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenses, we will have to generate and sustain increased revenue to be profitable in future periods. Any failure by us to sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

We expect to derive a significant portion of our revenue from renewals of existing support subscription agreements. As a result, customers renewing and expanding their support subscription relationships with us will be critical to our business. Our support subscription customers have no obligation to renew their support subscriptions after the expiration of the initial support subscription period and may renew for fewer elements of our support subscription offerings or on different pricing terms. We have limited historical data with respect to support subscription customer renewals, including those support subscription arrangements which also allow the customer the ability to potentially impact the direction and development of the underlying open source solution, and to date, the majority of our support subscription agreements have not reached the end of their original term, so we cannot accurately predict support subscription customer renewals. Our support subscription customers’ renewals may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our pricing or our product offerings and their ability to continue their operations and spending levels. If our support subscription customers do not renew their support subscriptions on similar pricing terms, our revenue may decline and our business could suffer. In addition, over time the average term of our contracts could change based on renewals or for other reasons.

Because we derive substantially all of our revenue and cash flows from supporting the Hortonworks Data Platform and services and training related to it, failure of these offerings or our new product offerings to satisfy customer requirements or to achieve increased market acceptance would harm our business, results of operations, financial condition and growth prospects.

We derive and expect to continue to derive substantially all of our revenue and cash flows from customer fees for support subscription offerings and professional services in support of the Hortonworks Data Platform. As such, the market acceptance of the Hortonworks Data Platform is critical to our continued success. Demand for the Hortonworks Data Platform is affected by a number of factors beyond our control, including market acceptance of open source distributed data platforms by referenceable accounts for existing and new use cases, the continued enhancement of the Hortonworks Data Platform to incorporate features and functionality desired by our support subscription customers, the timing of development and release of new products by our competitors, technological change and growth or contraction in our market. We expect the proliferation of unstructured data to lead to an increase in the data storage and processing demands of our customers, and the Hortonworks Data Platform may not be able to perform to meet those demands. If we are unable to continue to meet support subscription customer requirements or to achieve more widespread market acceptance of the Hortonworks Data Platform, our business, results of operations, financial condition and growth prospects will be harmed. We launched the Hortonworks DataFlow Platform in September 2015 and general availability of the Hortonworks DataFlow Platform only commenced towards the end of the third fiscal quarter of 2015. As such we cannot predict how quickly customer subscriptions will increase, to what degree this new product offering will satisfy customer requirements or the rate of which market acceptance will occur.

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

The competitive position of our product offerings depends in part on their ability to operate with third-party products and services, including those of our partners, and, if we are not successful in maintaining and expanding the compatibility of the Hortonworks Data Platform and the Hortonworks DataFlow Platform with such products and services, our business will suffer.

The competitive position of the Hortonworks Data Platform and the Hortonworks DataFlow Platform depends in part on their ability to operate with products and services of third parties, including software companies that offer applications designed for various business intelligence applications, software services and infrastructure, and it must be continuously modified and enhanced to adapt to changes in hardware, software, networking, browser and database technologies. In the future, one or more technology companies, whether our partners or otherwise, may choose not to support the operation of their software, software services and infrastructure with the Hortonworks Data Platform or the Hortonworks DataFlow Platform, or our offerings may not support the capabilities needed to operate with such software, software services and infrastructure. In addition, to the extent that a third-party were to develop software or services that compete with ours, that provider may choose not to support the Hortonworks Data Platform or the Hortonworks DataFlow Platform. We intend to facilitate the compatibility of our product platforms with various third-party software, software services and infrastructure offerings by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition and results of operations may suffer.

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

A significant portion of our revenue has been concentrated among a relatively small number of large customers. The revenue from our three largest customers as a group accounted for 15 percent and 39 percent of our total revenue for the three months ended September 30, 2015 and 2014, respectively, and 19 percent and 37 percent for the nine months ended September 30, 2015 and 2014, respectively. While we expect that the revenue from our largest customers will continue to decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we expect that revenue from a relatively small group of customers will continue to account for a significant portion of our revenue, at least in the near term. Our customer agreements generally do not contain long-term commitments from our customers, and our customers may be able to terminate their agreements with us prior to expiration of the term.

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

In addition to other risk factors described in this “Risk Factors” section, factors that may cause our results of operations to fluctuate from quarter to quarter include:

•	the timing of new customer contracts for support subscription offerings and professional services, and the extent to which we earn additional revenue from existing customers as they expand their deployment of the Hortonworks Data Platform and the Hortonworks DataFlow Platform;

•	the renewals of our support subscription arrangements with our customers;

•	changes in the competitive dynamics of our market;

•	customers delaying purchasing decisions in anticipation of new software or software enhancements;

•	the timing of satisfying revenue recognition criteria and our ability to obtain VSOE of fair value for our support subscription offerings;

•	our ability to control costs, including our operating expenses;

•	the proportion of revenue attributable to larger transactions as opposed to smaller transactions and the impact that a change in such proportion may have on the overall average selling price of our support subscription offerings;

•	the proportion of revenue attributable to support subscription offerings and professional services, which may impact our gross margins and operating income;

•	the reduction or elimination of support of the Apache Hadoop Project by the Apache Software Foundation, migration of Hadoop technology to an organization other than the Apache Software Foundation, or any other actions taken by the Apache Software Foundation or the Apache Hadoop Project that may impact our business model;

•	changes in customers’ budgets and in the timing of their purchasing decisions;

•	the collectability of receivables from customers and resellers, which may be hindered or delayed if these customers or resellers experience financial distress; and

•	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate.

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

We have increased our number of full-time employees to 794 at September 30, 2015 from 524 at September 30, 2014 and have increased our revenue to $86.5 million in the nine months ended September 30, 2015, from $33.4 million in the same period of 2014. Our recent growth and expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to continue to expand our overall business, customer base, headcount and operations. Continued growth increases the challenges involved in:

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

Our future success depends in large part on the growth of the market for big data applications, and an increase in the desire to ingest, store and process big data, and we cannot be sure that the market for big data applications will grow as expected or, even if such growth occurs, that our business will grow at similar rates, or at all.

Our ability to increase the adoption of the Hortonworks Data Platform and the Hortonworks DataFlow Platform, increase sales of support subscription offerings and professional services, and grow our business depends on the increased adoption of big data applications by enterprises. While we believe that big data applications can offer a compelling value proposition to many enterprises, the broad adoption of big data applications also presents challenges to enterprises, including developing the internal expertise and infrastructure to manage big data applications effectively, coordinating multiple data sources, defining a big data strategy that delivers an appropriate return on investment and implementing an information technology infrastructure and architecture that enables the efficient deployment of big data solutions. Accordingly, our expectations regarding the potential for future growth in the market for big data applications, and the third-party growth estimates for this market in this Quarterly Report on Form 10-Q, are subject to significant uncertainty. If the market for big data applications does not grow as expected, our business prospects may be adversely affected. Even if the market for big data applications increases, we cannot be sure that our business will grow at a similar rate, or at all.

Because of the characteristics of open source software, there are few technological barriers to entry into the open source market by new competitors and it may be relatively easy for competitors, some of which may have greater resources than we have, to enter our markets and compete with us.

One of the characteristics of open source software is that anyone may modify and redistribute the existing open source software and use it to compete in the marketplace. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is possible for competitors with greater resources than ours to develop their own open source software, including software based on one or more components of Hadoop, the Hortonworks Data Platform or the Hortonworks DataFlow Platform, potentially reducing the demand for our solutions and putting price pressure on our support subscription offerings and our professional services. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure or the availability of new open source software will not result in price reductions, reduced operating margins and loss of market share, any one of which could harm our business, financial condition, results of operations and cash flows.

Our software development and licensing model could be negatively impacted if the Apache License, Version 2.0 is not enforceable or is modified so as to become incompatible with other open source licenses.

The Hortonworks Data Platform and the Hortonworks DataFlow Platform have been provided under the Apache License 2.0. This license states that any work of authorship licensed under it, and any derivative work thereof, may be reproduced and distributed provided that certain conditions are met. It is possible that a court would hold this license to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under it. Any ruling by a court that this license is not enforceable, or that open source components of the Hortonworks Data Platform or the Hortonworks DataFlow Platform may not be reproduced or distributed, may negatively impact our distribution or development of all or a portion of the Hortonworks Data Platform and the Hortonworks DataFlow Platform. In addition, at some time in the future it is possible that Apache Hadoop may be distributed under a different license or the Apache License 2.0 may be modified, which could, among other consequences, negatively impact our continuing development or distribution of the software code subject to the new or modified license. Further, full utilization of the Hortonworks Data Platform and the Hortonworks DataFlow Platform may depend on applications and services from various third parties, and in the future these applications or services may not be available to our customers on commercially reasonable terms, or at all, which could harm our business.

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

Once Hortonworks Data Platform and Hortonworks DataFlow Platform are deployed, our support subscription customers depend on our software support organization to resolve technical issues relating to the deployment. We may be unable to respond quickly enough to accommodate short-term increases in support subscription customer demand for support subscription offerings. We also may be unable to modify the format of our support subscription offerings to compete with changes in offerings provided by our competitors. Increased support subscription customer demand for our support subscription offerings, without corresponding revenue, could increase costs and harm our results of operations. In addition, our sales process is highly dependent on our business reputation and on positive recommendations from our existing support subscription customers. Any failure to maintain high-quality support subscription offerings, or a market perception that we do not maintain high-quality support subscription offerings, could harm our reputation, our ability to sell our support subscription offerings to existing and prospective support subscription customers and our results of operations.

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

The Hortonworks Data Platform or the Hortonworks DataFlow Platform may contain defects that may be costly to correct, delay market acceptance of our solutions and expose us to claims and litigation.

Despite our testing procedures, errors, including security vulnerabilities or incompatibilities with third-party software and hardware, have been and may continue to be found in the Hortonworks Data Platform or the Hortonworks DataFlow Platform after deployment. This risk is increased by the fact that much of the code in Hortonworks Data Platform and Hortonworks DataFlow Platform are developed by independent parties over whom we may not exercise supervision or control. If errors are discovered, we may have to make significant expenditures of capital and devote significant technical resources to analyze, correct, eliminate or manage them, and we may not be able to successfully do so in a timely manner, or at all. Errors and failures in the Hortonworks Data Platform or the Hortonworks DataFlow Platform could result in a loss of, or delay in, market acceptance of our enterprise technologies, loss of existing or potential customers and delayed or lost revenue and could damage our reputation and our ability to convince enterprise users of the benefits of the Hortonworks Data Platform, Hortonworks DataFlow Platform and our other offerings.

In addition, errors in the Hortonworks Data Platform or the Hortonworks DataFlow Platform could cause system failures, loss of data or other adverse effects for our customers who may assert warranty and other claims for substantial damages against us. Although our agreements with our customers often contain provisions that seek to limit our exposure to such claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. While we seek to insure against these types of claims, our insurance policies may not adequately limit our exposure to such claims. These claims, even if unsuccessful, could be costly and time consuming to defend and could harm our business, financial condition, results of operations and cash flows.

Incorrect or improper implementation or use of the Hortonworks Data Platform or the Hortonworks DataFlow Platform could result in customer dissatisfaction and harm our business, results of operations, financial condition and growth prospects.

The Hortonworks Data Platform and the Hortonworks DataFlow Platform are deployed in a wide variety of technology environments, including in large-scale, complex technology environments, and we believe our future success will depend at least in part on our ability to support such deployments. Hadoop itself is technically very complicated, and it is not easy to maximize the value of our offerings without proper implementation and training. We often must assist our customers in achieving successful implementations for large, complex deployments. If our customers are unable to implement the Hortonworks Data Platform or the Hortonworks DataFlow Platform successfully, or in a timely manner, customer perceptions of our company and our offerings may be impaired, our reputation and brand may suffer, and customers may choose not to renew their subscriptions or increase their purchases of our support subscription offerings or professional services.

Our customers and partners may need training in the proper use of and the variety of benefits that can be derived from the Hortonworks Data Platform or the Hortonworks DataFlow Platform to maximize its potential. The Hortonworks Data Platform or the Hortonworks DataFlow Platform may perform inadequately if it is not implemented or used correctly or as intended. The incorrect or improper implementation or use of our product offerings, our failure to train customers on how to efficiently and effectively use the Hortonworks Data Platform or the Hortonworks DataFlow Platform, or our failure to provide effective support subscription offerings or professional services to our customers, may result in negative publicity or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for follow-on sales of our support subscription offerings and professional services.

Interruptions or performance problems associated with our technology and infrastructure may harm our business and results of operations.

Our website and internal technology infrastructure may experience performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions or capacity constraints due to a number of potential causes, including technical failures, natural disasters or fraud or security attacks. If our security is compromised, our website is unavailable or our users are unable to download our tools or order support subscription offerings or professional services within a reasonable amount of time or at all, our business could be harmed. We expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features and applications for the Hortonworks Data Platform and the Hortonworks DataFlow Platform. To the extent that we do not effectively upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and results of operations may be harmed.

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

We continue to be substantially dependent on our sales force to obtain new customers and to drive additional use cases among our existing customers. We believe that there is significant competition for sales personnel, including enterprise sales representatives and sales engineers, with the skills and technical knowledge that we require. In particular, there is significant demand for sales engineers with Hadoop expertise. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales force will have relatively little experience working with us, our support subscription offerings, and our business model. If we are unable to hire and train sufficient numbers of effective sales personnel, or our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be harmed.

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

As part of our ongoing business strategy to expand our suite of solutions and acquire new technology, from time to time we engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and joint ventures. For example, in May 2014, we acquired new technology, know-how and solutions through our acquisition of XA Secure, a data security company, in April 2015, we acquired SequenceIQ, kft, an open source provider of rapid deployment tools for Hadoop, located in Budapest, Hungary and in August 2015 we acquired Onyara Inc., a key contributor to Apache NiFi. There may be significant competition for acquisition targets in our industry, or we may not be able to identify suitable acquisition candidates, negotiate attractive terms for acquisitions or complete acquisitions on expected timelines, or at all. If we are unable to complete strategic acquisitions or do not realize the expected benefits of the acquisitions we do complete, our business, financial condition, results of operations and prospects could be harmed.

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

We have developed proprietary methodologies, know-how and software related to software development, testing and quality assurance. Failure to adequately protect and defend our intellectual property rights in these areas may diminish the value of the Hortonworks Data Platform and the Hortonworks DataFlow Platform or our other technologies, impair our ability to compete effectively and harm our business.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or otherwise enhance the Hortonworks Data Platform, Hortonworks DataFlow Platform, or our other technologies, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms that are favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

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

Our corporate headquarters are located in Santa Clara, California and we utilize data centers that are located in North America. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. The west coast of the United States contains active earthquake zones. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, extended interruptions in the Hortonworks Data Platform, Hortonworks DataFlow Platform or our other product offerings, breaches of data security and loss of critical data, all of which could harm our future results of operations.

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

Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of September 30, 2015, we had 46,157,167 shares of common stock outstanding. On June 10, 2015, the expiration of certain market standoff and lockup agreements entered into in connection with our initial public offering occurred and shares subject to such agreements may now be sold freely in the public markets. Further, as of September 30, 2015, there were outstanding options and warrants to purchase 15,790,849 shares of our common stock that, if exercised, will result in these additional shares becoming available.

The holders of an aggregate of 14,205,374 shares of our common stock, including the holder of warrants to purchase 3,250,000 shares of our common stock and 476,368 shares of our common stock as of September 30, 2015, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance, subject to certain market stand-off or lock-up agreements.

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

Hortonworks, Inc.

Date: November 12, 2015	By:	/s/ Scott Davidson
Scott Davidson
Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT

INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1#	2014 Employee Stock Purchase Plan, as amended and restated as of August 24, 2015.					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	Indicates management contract or compensatory plan, contract or agreement.
*	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hortonworks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.