Form 10-Q
period 2016-03-31
Hortonworks, Inc.
filed 2016-05-09
CIK 1610532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of Registrant’s Common Stock outstanding as of May 2, 2016 was 57,745,028.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HORTONWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,511	$35,748
Short-term investments	86,059	58,553
Accounts receivable, net	64,932	53,913
Prepaid expenses and other current assets	9,236	5,276

Total current assets	198,738	153,490
Property and equipment, net	18,207	15,422
Long-term investments	24,402	2,592
Goodwill	34,333	34,333
Intangible assets, net	3,783	4,002
Other assets	953	872
Restricted cash	1,309	1,308

TOTAL ASSETS	$281,725	$212,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,995	$6,365
Accrued compensation and benefits	12,971	12,685
Accrued expenses and other current liabilities	13,659	14,989
Deferred revenue	92,523	90,407

Total current liabilities	128,148	124,446
Long-term deferred revenue	26,598	16,372
Other long-term liabilities	3,162	3,610

TOTAL LIABILITIES	157,908	144,428

Commitments and contingencies (Note 4)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.0001 per share—25,000,000 shares authorized; none issued or outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, par value of $0.0001 per share—500,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 56,359,426 shares issued and outstanding as of March 31, 2016 and 45,692,391 shares issued and outstanding as of December 31, 2015	6	5
Additional paid-in capital	640,902	518,986
Accumulated other comprehensive loss	(485)	(546)
Accumulated deficit	(516,606)	(450,854)

TOTAL STOCKHOLDERS’ EQUITY	123,817	67,591

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$281,725	$212,019

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Support subscription and professional services revenue:
Support subscription	$27,634	$13,144
Professional services	13,708	9,173

Total support subscription and professional services revenue	41,342	22,317
Cost of revenue:
Support subscription	4,901	2,549
Professional services	11,455	8,911

Total cost of revenue	16,356	11,460

Gross profit	24,986	10,857
Operating expenses:
Sales and marketing	42,083	27,757
Research and development	22,151	14,980
General and administrative	26,054	9,052

Total operating expenses	90,288	51,789

Loss from operations	(65,302)	(40,932)
Other (expense) income, net	(295)	426

Loss before income tax expense	(65,597)	(40,506)
Income tax expense	155	84

Net loss	$(65,752)	$(40,590)

Net loss per share of common stock, basic and diluted	$(1.26)	$(0.98)

Weighted-average shares used in computing net loss per share of common stock, basic and diluted	52,067,608	41,479,563

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(65,752)	$(40,590)
Items of other comprehensive income (loss):
Unrealized gain on investments, net of tax of $0 for all periods presented	56	30
Foreign currency translation adjustment	5	(148)

Total other comprehensive income (loss)	61	(118)

Total comprehensive loss	$(65,691)	$(40,708)

See accompanying notes to the condensed consolidated financial statements

HORTONWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,752)	$(40,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,478	894
Amortization of premiums from investments	284	282
Amortization of intangible assets	219	—
Stock-based compensation expense	29,442	5,194
Impairment of promissory note receivable	717	—
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	219	—
Provision for losses on accounts receivable	377	—
Other	(25)	5
Changes in operating assets and liabilities:
Accounts receivable	(11,147)	(1,607)
Prepaid expenses and other current assets	(3,468)	(2,895)
Other assets	(90)	(390)
Accounts payable	89	(447)
Accrued expenses and other current liabilities	335	3,438
Accrued compensation and benefits	303	464
Deferred revenue	11,686	5,784
Other long-term liabilities	(335)	1,139

Net cash used in operating activities	(35,668)	(28,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(73,754)	(42,057)
Proceeds from sale of investments	1,321	—
Proceeds from maturities of investments	22,199	27,861
Issuance of promissory note receivable	—	(2,500)
Purchases of property and equipment	(2,359)	(5,263)
Change in restricted cash	—	31

Net cash used in investing activities	(52,593)	(21,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from follow-on public offering, net of issuance costs	87,848	—
Proceeds from issuance of common stock	4,612	313
Payments of contingent consideration related to business combinations	(1,625)	—
Payments of capital lease liability	(25)	—

Net cash provided by financing activities	90,810	313

Effect of exchange rate changes on cash and cash equivalents	214	—
Net increase (decrease) in cash and cash equivalents	2,763	(50,344)
Cash and cash equivalents—Beginning of period	35,748	129,084

Cash and cash equivalents—End of period	$38,511	$78,740

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$3,260	$1,350

See accompanying notes to the condensed consolidated financial statements

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Hortonworks, Inc. (the “Company”) was incorporated in Delaware in 2011 and is an industry leading innovator that creates, distributes and supports enterprise-ready open data platforms and modern data applications that deliver actionable intelligence from all data: data-in-motion and data-at-rest. The Company’s mission is to enable transformational business outcomes powered by modern data architecture with Open Enterprise Hadoop at its foundation. The Company’s Open Enterprise Hadoop solutions include the Hortonworks Data Platform (“HDP”™), powered by Apache™ Hadoop®, and the Hortonworks DataFlow Platform (“HDF”™), powered by Apache NiFi. HDP is an enterprise-scale data management platform that enables a centralized architecture for running batch, interactive and real-time applications simultaneously across shared datasets with the comprehensive security, governance and operational services enterprises require. HDF is complementary to HDP and accelerates the flow of Data in Motion from any data type into HDP for full fidelity analytics.

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

In December 2014, the Company completed its initial public offering and concurrent private placement (collectively, the “IPO”) of 7,673,986 shares of common stock (including 486,486 shares in a concurrent private placement and 937,500 shares of common stock from the full exercise of the option to purchase additional shares granted to the underwriters) at a price of $16.00 per share. The Company received net cash proceeds of $109.6 million from the sale of shares of common stock. Immediately prior to the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 21,949,525 shares of common stock.

In February 2016, the Company completed a follow-on public offering of an aggregate of 9,688,750 shares of its common stock, including 1,263,750 additional shares sold pursuant to the full exercise of the option to purchase additional shares by the underwriters, at a public offering price of $9.50 per share. Net proceeds to the Company were approximately $87.7 million after deducting underwriting discounts and commissions and offering expenses.

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, except as otherwise disclosed, that are necessary for a fair statement of the Company’s results for the interim periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2015 was derived from the Company’s audited financial statements for the year ended December 31, 2015, but does not include all disclosures required by U.S. GAAP as permitted by the applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. However, the Company believes the disclosures are adequate to make the information presented not be misleading.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Out-of-Period Adjustments

During the three months ended March 31, 2016, the Company recorded an out-of-period adjustment related to revenue recognition for customer contracts with acceptance clauses, resulting in an increase of total revenue by approximately $0.7 million. The adjustment was primarily associated with the four quarterly periods ended December 31, 2015. The Company evaluated the adjustment considering both quantitative and qualitative factors and concluded the adjustment was not material to previously issued and current period financial statements.

Correction of an Error in Previously Issued Financial Statements

Subsequent to the initial filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, the Company identified misstatements in certain revenue accounts related to prior periods. See reconciliation of prior period for adjustments related to the recognition of revenue in the table below. Accordingly, the Company has corrected the misstatements for the period ended March 31, 2015 in the accompanying financial statements. The Company assessed the materiality of these misstatements quantitatively and qualitatively and has concluded that the correction of these errors are immaterial to the consolidated financial statements taken as a whole. The misstatements increased net loss by approximately $0.5 million and had no impact on the balance sheet or cash flows from operating, investing or financing activities.

Three Months Ended, March 31, 2015
(in thousands)
Previously filed support subscription and professional services revenue:
Support subscription	$13,575
Professional services	9,198

Total previously filed support subscription and professional services revenue	22,773

Adjustments to subscription and professional services revenue:
Support subscription	(431)
Professional services	(25)

Total adjustments to subscription and professional services revenue	(456)

Adjusted support subscription and professional services revenue:
Support subscription	13,144
Professional services	9,173

Total adjusted support subscription and professional services revenue	$22,317

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs on what may occur in the future given available information. Estimates, assumptions and judgments are used for, but are not limited to, revenue recognition, stock-based awards and warrants, accounting for income taxes, allowance for doubtful accounts, valuation and determination of other-than-temporary impairments of notes receivable and certain accrued liabilities. Actual results may differ from these estimates.

Recently Issued Accounting Pronouncements

On March 30, 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2016 that are of significance or potential significance to the Company, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

2. FAIR VALUE MEASUREMENTS

The following table summarizes the investments in available-for-sale securities (in thousands):

	March 31, 2016
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$4,182	$5	$—	$4,187
Certificates of deposit	4,630	—	—	4,630
Commercial paper	28,263	—	(7)	28,256
Corporate notes and bonds	78,538	40	(45)	78,533

Total investments in available-for-sale securities	$115,613	$45	$(52)	$115,606

	December 31, 2015
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$3,493	$6	$—	$3,499
U.S. government securities	2,071	—	(2)	2,069
Certificates of deposit	4,172	—	(1)	4,171
Commercial paper	10,727	2	(5)	10,724
Corporate notes and bonds	40,397	—	(62)	40,335

Total investments in available-for-sale securities	$60,860	$8	$(70)	$60,798

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$8,751	$—	$—	$8,751
Commercial paper	—	7,045	—	7,045
Short-term investments:
U.S. government securities	—	2,050	—	2,050
Certificates of deposit	—	4,630	—	4,630
Commercial paper	—	21,211	—	21,211
Corporate notes and bonds	—	58,168	—	58,168
Long-term investments:
U.S. government securities	—	2,137	—	2,137
Corporate notes and bonds	—	20,365	—	20,365

Total financial assets	$8,751	$115,606	$—	$124,357

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$11,923	$—	$—	$11,923
Certificates of deposit	—	245	—	245
Commercial paper	—	2,000	—	2,000
Short-term investments:
U.S. Treasury bills	3,499	—	—	3,499
U.S. government securities	—	2,069	—	2,069
Certificates of deposit	—	3,926	—	3,926
Commercial paper	—	8,724	—	8,724
Corporate notes and bonds	—	40,335	—	40,335

Total financial assets	$15,422	$57,299	$—	$72,721

Liabilities
Contingent consideration	—	—	1,651	1,651

Total financial liabilities	$—	$—	$1,651	$1,651

Where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value. This pricing methodology applies to Level 1 investments, which are composed of money market funds and U.S. Treasury bills. If quoted prices in active markets for identical assets are not available, then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable, either directly or indirectly. These investments are included in Level 2 and consist of commercial paper, certificates of deposit, corporate notes and bonds and United States government securities. Commercial paper is valued using market prices, if available, adjusting for accretion of the purchase price to face value at maturity.

The Company entered into a three-year, $2.5 million promissory note receivable with a third-party service provider in February 2015, which bears interest at 4 percent per annum. The promissory note receivable is valued on a non-recurring basis and is classified as held-to-maturity within long-term investments. The carrying amounts of accounts receivable, prepaid expenses, accounts payable, accrued expenses and other current liabilities and accrued compensation and benefits approximate fair value. During the three months ended March 31, 2016, the Company recognized an impairment charge of $0.7 million in operating expenses related to the promissory note receivable, decreasing the carrying value to $1.9 million. The Company compared the amortized cost basis of the promissory note receivable to the present value of the future cash flows expected from the promissory note receivable to determine the impairment charge recognized.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that were measured at estimated fair value on a recurring basis consisted of the contingent consideration in connection with the Company’s acquisition of SequenceIQ, kft (“SequenceIQ”), which is contingent upon the achievement of certain product milestones.

The Company estimated the acquisition date fair value of the contingent consideration payable of $1.6 million based on various estimates including a discount rate based on the estimated timing of achievement of product milestones, the probability of achievement and other risk factors, all of which the Company believes are appropriate and representative of market participant assumptions. Upon the achievement of product milestones in January 2016, the Company paid the fair value of the contingent consideration liability of $1.7 million. As of March 31, 2016, there is no contingent consideration liability outstanding.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. During the three months ended March 31, 2016 and the year ended December 31, 2015, the Company did not make any transfers between Level 1, Level 2 or Level 3 investments.

Gross unrealized gains and losses were not material as of March 31, 2016 and December 31, 2015. Realized gains and losses were not material for three months ended March 31, 2016 and 2015. As of March 31, 2016 and December 31, 2015, there were no securities that were in an unrealized loss position for more than 12 months.

3. INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets, net	$4,395	$(612)	$3,783

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets, net	$4,395	$(393)	$4,002

For the three months ended March 31, 2016, the Company recognized amortization expense for intangible assets of $0.2 million in operating expenses. For the three months ended March 31, 2015, the Company had no amortization expense for intangible assets. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2016 and each of the succeeding years is as follows: nine months ending December 31, 2016: $0.7 million; 2017: $0.9 million; 2018: $0.9 million; 2019: $0.9 million and 2020: $0.5 million.

4. COMMITMENTS AND CONTINGENCIES

The Company has a number of operating lease agreements primarily involving office space and data center equipment. These leases are non-cancelable with original lease periods up to 6 years and expire between 2016 and 2021. Lease expense is recognized on a straight-line basis over the lease term. The Company subleases some excess capacity to a subtenant under a non-cancelable operating lease.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Rent expense incurred under operating leases was $2.2 million and $1.7 million for the three months ended March 31, 2016 and 2015, respectively.

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

On February 29, 2016, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of California, naming as defendants the Company, Robert G. Bearden and Scott J. Davidson. The lawsuit alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly making materially false and misleading statements regarding the Company’s business and operations. Plaintiff seeks to represent a class of persons who purchased or otherwise acquired Hortonworks’ securities between November 4, 2015 and January 15, 2016, inclusive. Plaintiff seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. Based on a review of the allegations, we believe that the plaintiff’s allegations are without merit and intend to vigorously defend against the claims.

5. WARRANTS

In July 2011, the Company issued a warrant to purchase 6,500,000 shares of Series A preferred stock at an exercise price of $0.005 per share. Upon consummation of the Company’s IPO in December 2014, the warrant automatically converted into a warrant to purchase 3,250,000 shares of common stock. The warrant was issued to Yahoo! in connection with the Company’s Series A financing and the transactions contemplated thereby, including commercial agreements with Yahoo! providing for support subscription offerings and certain rights to technology. The ability for Yahoo! to exercise the warrant was subject to the continuation of the commercial agreement for a period of two years, which has been satisfied.

On June 9, 2014, the Company issued a warrant to purchase a number of shares of common stock up to 1 percent of the sum of (i) 45,585,496, plus (ii) the number of shares of Series D preferred stock or shares of such stock issuable upon exercise of warrants to purchase such stock (on an as converted to common stock basis) issued or issuable upon exercise of warrants to purchase Series D Preferred Stock that were sold, if any, by the Company during the period commencing on June 9, 2014 and ending immediately prior to the occurrence of a corporate event at an exercise price of $8.46 per share. The warrant was issued to Yahoo! in exchange for the amendment of the rights held by Yahoo! under Section 2.11 of the Investors’ Rights Agreement to approve an acquisition of Hortonworks, which removed a competitor of Yahoo! from the list of companies over which Yahoo! has such blocking rights. As of March 31, 2016, the warrant was exercisable into 476,368 shares of common stock.

Each warrant expires nine years from the date of issuance. The warrants vested upon consummation of the Company’s IPO in December 2014. As of March 31, 2016, neither warrant had been exercised into shares of common stock.

6. STOCKHOLDERS’ EQUITY

Common Stock

Each share of common stock is entitled to one vote for matters to be voted on by the stockholders of the Company. The holders of common stock are also entitled to receive dividends whenever declared by the Board of Directors from legally available funds.

2014 Stock Option and Incentive Plan

The Company’s 2014 Stock Option and Incentive Plan (the “2014 Plan”) was adopted by the Company’s Board of Directors in September 2014. The 2014 Plan was approved by the Company’s stockholders in November 2014 and became effective immediately prior to the closing of the Company’s IPO. All remaining shares available in the 2011 Stock Option and Grant Plan (the “2011 Plan”) rolled into the 2014 Plan following the consummation of the IPO. The 2014 Plan allows the Compensation Committee to make equity-based incentive awards to the Company’s officers, employees, directors and other key persons (including consultants).

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The Company initially reserved 6,000,000 shares of the Company’s common stock for the issuance of awards under the 2014 Plan, and had 923,732 shares of the Company’s common stock remaining available for issuance under the Company’s 2011 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2015, by 5 percent of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of March 31, 2016, options to purchase and restricted stock units covering an aggregate 8,729,227 shares of common stock were outstanding under the 2014 Plan pursuant to their original terms.

On January 1, 2016, the shares reserved for issuance increased by 2,326,129, resulting in total shares reserved for issuance under the 2014 Plan of 11,386,102 as of March 31, 2016, of which 2,540,750 remained available for issuance.

Performance Stock Units

In June 2015, under the 2014 Plan, the Company granted 402,200 Performance Stock Units (“PSUs”) to certain executive and senior officers (the “Grantees”) that vest upon (a) the achievement of specified performance targets as set by the Compensation Committee and (b) the Grantee remaining employed during the respective six-month performance cycle over the three-year total service period. The performance target value for each performance cycle is based on an average of the applicable internal and external billings amounts for the respective performance cycle. The number of PSUs that vest for a given performance cycle is based on the Company’s achievement percentile of actual billings relative to the performance target value.

In October 2015, under the 2014 Plan, the Company granted 266,084 PSUs to the Grantees that vest upon (a) the achievement of specified performance targets as set by the Compensation Committee and (b) the Grantee remaining employed during the respective two concurrent performance cycles of 14.5 months and 26.5 months. The number of PSUs that vest for a given performance cycle is based on the Company’s achievement percentile for EBITDA growth and revenue growth relative to the linear ranking of a pre-selected group of the Company’s peers.

2014 Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) was adopted and approved by the Company’s Board of Directors in September 2014, adopted and approved by the Company’s stockholders in November 2014 and was amended in August 2015, to allow employees of certain of the Company’s non-U.S. subsidiaries to participate in the ESPP. The ESPP initially reserved and authorized the issuance of up to a total of 2,500,000 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2015, by the lesser of (i) 1,000,000 shares of common stock, (ii) 1 percent of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or (iii) such lesser number of shares as determined by the ESPP administrator. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. On January 1, 2016, the shares reserved for issuance increased by 465,225 resulting in total shares reserved for issuance under the ESPP of 3,392,473 as of March 31, 2016.

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2016, there was $2.4 million of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.68 years.

Stock Options

A summary of information related to stock options for the three months ended March 31, 2016 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding—December 31, 2015	11,552,487	$9.80	7.82	$140,873
Options granted	—	—
Options exercised	(490,896)	2.23
Options cancelled/forfeited	(1,418,939)	14.24

Outstanding—March 31, 2016	9,642,652	$9.54	7.59	$38,873

Vested and expected to vest—March 31, 2016	9,323,157	$9.38	7.56	$38,449

Exercisable—March 31, 2016	4,991,689	$6.74	7.07	$28,763

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised for the three months ended March 31, 2016 and 2015 was $4.7 million and $8.6 million, respectively.

Restricted Stock

A summary of information related to restricted stock for the three months ended March 31, 2016 is presented below:

	Number of Shares Issued Under the Stock Plans	Number of Shares Issued Outside the Stock Plans	Weighted- Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share (*)	Aggregate Intrinsic Value
					(In thousands)
Unvested balance—December 31, 2015	145,968	644,014	$0.67	$23.76	$4,551
Granted	—	—	—	—
Vested	(91,241)	—	1.11	23.76
Canceled/forfeited	—	—	—	—

Unvested balance—March 31, 2016	54,727	644,014	$1.00	$23.76	$930

(*)	The weighted-average grant-date fair value per share relates to 1,424,946 shares of restricted stock paid as part of the acquisition of Onyara, of which 503,303 shares are unvested as of March 31, 2016.

The fair value of the restricted stock vested during the three months ended March 31, 2016 and 2015 was $1.4 million and $3.0 million, respectively. As of March 31, 2016, there was $34.6 million of unrecognized stock-based compensation expense related to unvested stock options and restricted stock to be recognized over a weighted-average period of 2.06 years.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units and Performance Stock Units

A summary of information related to restricted stock units (“RSUs”) and PSUs for the three months ended March 31, 2016 is presented below:

	Number of Shares issued Under the 2014 Plan	Weighted- Average Grant-Date Fair Value Per Share
Unvested balance—December 31, 2015	5,852,619	$23.33
Granted	1,988,407	8.74
Vested	(6,323)	24.98
Canceled/forfeited	(149,298)	21.96

Unvested balance—March 31, 2016	7,685,405	$19.54

The fair value of the RSUs and PSUs vested during the three months ended March 31, 2016 was $62,000. There were no RSUs and PSUs vested for the three months ended March 31, 2015. As of March 31, 2016, there was $95.2 million of unrecognized stock-based compensation expense related to RSUs and PSUs to be recognized over a weighted-average period of 1.96 years.

Restricted Stock and Stock Options Subject to Repurchase

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

The number of shares of restricted stock and early exercised options to purchase common stock outstanding subject to the Company’s right of repurchase at prices ranging from $0.18 to $14.22 per share as of March 31, 2016 was 245,551. The liability for shares subject to repurchase as of March 31, 2016 was $0.7 million, of which $0.3 million is included in accrued expenses and other current liabilities and $0.4 million is included in other long-term liabilities.

Stock-based Compensation Expense

Total stock-based compensation expense, including stock-based compensation expense to non-employees, by category was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$1,358	$270
Sales and marketing	5,619	1,417
Research and development	7,804	2,123
General and administrative	14,661	1,384

Total stock-based compensation expense	$29,442	$5,194

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

In February 2016, one of the executives of the Company voluntarily cancelled a stock option to purchase 1,185,000 shares. As a result, the Company recognized $10.0 million of stock-based compensation expense in the three months ended March 31, 2016.

7. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less restricted common stock and common stock issued that is subject to repurchase, and excludes any dilutive effects of share based awards. Diluted net loss per share of common stock is computed giving effect to all potential dilutive common shares. As the Company had net losses for the three months ended March 31, 2016 and 2015, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Net loss	$(65,752)	$(40,590)

Weighted-average shares used in computing net loss per share of common stock	52,067,608	41,479,563

Net loss per share, basic and diluted	$(1.26)	$(0.98)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented since including them would have been anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Common stock warrants	3,250,000	3,250,000
Exercise and conversion of common stock warrants	476,368	476,368
Common stock subject to repurchase	245,551	275,087
Outstanding stock options	9,642,652	13,493,919
Unvested restricted stock, restricted stock units and performance stock units	8,384,146	975,798

Total	21,998,717	18,471,172

8. INCOME TAXES

The effective tax rate for the both the three months ended March 31, 2016 and 2015 was (0.2) percent. The income tax expense for the three months ended March 31, 2016 and 2015 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences and full valuation allowance against net deferred tax assets.

9. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company’s chief operating decision maker reviews financial information on consolidated basis for the purposes of allocating resources and evaluating financial performance. The Company’s chief operating decision maker has direct reports responsible for various functions within the Company (e.g. business strategy, finance, legal, business development, products, etc.) on a consolidated basis. There are no segment managers who are held accountable for operations or operating results. The Company’s primary growth strategy is predicated upon the growth of the support subscription business, and the Company’s key business metrics reflect this strategy. Professional services are offered with the overall goal of securing and retaining support subscription customers and growing support subscription revenue. Accordingly, management has determined that the Company operates in one reportable segment.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The Company has international sales offices in Australia, Germany, Ireland, Japan, Netherlands, South Korea and the United Kingdom and research and development facilities in Hungary and India. The following presents revenue by country, determined by location of sales office (in thousands):

	Three Months Ended March 31,
	2016	2015
United States	$34,430	$20,234
Rest of world	6,912	2,083

Total revenue	$41,342	$22,317

The Company’s long-lived assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission. This discussion contains statements that are not historical in nature, are predictive, that depend upon or refer to future events or conditions or contain forward-looking statements. Such statements are based upon current expectations that involve risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Various factors could cause or contribute to such a difference, including, but not limited to, those identified below and discussed in “Risk Factors” and in other parts of this quarterly report.

Overview

Hortonworks, Inc. (“Hortonworks,” the “Company,” “we,” or “us”) seeks to advance the market adoption of Hadoop and provide enterprises with a new data management solution that enables them to harness the power of big data to transform their businesses through more effective and efficient management of their valuable data assets. A Hadoop cluster combines commodity servers with local storage and an open source software distribution to create a reliable distributed compute and storage platform for large data sets scalable up to petabytes with thousands of servers or nodes. We have two solutions in the market today to address the needs of enterprises for their data: Hortonworks Data Platform (“HDP”) and Hortonworks DataFlow Platform (“HDF”). HDP is an enterprise-scale data management platform built entirely on open source technology including Apache Hadoop. At its core is the next generation computing and resource management framework called YARN, which uniquely enables a centralized data architecture for batch, interactive and real-time workloads to be executed simultaneously on a single cluster and dataset while extending consistent security, governance and operation across the platform. HDF is complementary to HDP, by automating and securing data flows that collect, conduct and curate real-time business insights and actions derived from sensors, machines, geolocation devices, clicks, logs and social feeds. Our approach is differentiated in that we are committed to serving the Apache Software Foundation open source ecosystem and to sharing all of our product developments with the open source community. We distribute the HDP and HDF software under the Apache open source license in order to provide broad rights for recipients of the software to use, copy, modify and redistribute the software. Consistent with our open source approach, we generally make HDP and HDF available free of charge.

We generate revenue predominantly by selling support subscription offerings and professional services. Our support subscription agreements are typically annual arrangements but we also have customers with multi-year arrangements. On occasion, we sell engineering services as well as a premium subscription agreement that provides a customer with development input and the opportunity to work more closely with our developers. We price our support subscription offerings based on the number of servers in a cluster, or nodes, data under management and/or the scope of support provided. Accordingly, our support subscription revenue varies depending on the scale of our customers’ deployments and the scope of the support agreement. Professional services revenue is derived from consulting services engagements and training services. Our consulting services are provided primarily on a time and materials basis, and to a lesser extent, a fixed fee basis, and training services are priced based on attendance. The growth of our total revenue is dependent upon (i) new customer acquisition, (ii) expansion of sales within our existing customers, (iii) the annual renewal of our support subscription agreements by our existing support subscription customers and (iv) professional services fees from consulting and training. Our revenue is subject to fluctuations based upon our success in addressing these factors but may also be impacted by the revenue recognition requirements of our multiple-element customer arrangements. Our early growth strategy has been aimed at acquiring customers for our support subscription offerings via a direct sales force and delivering consulting services. As we grow our business, our longer-term strategy will be to expand our partner network and leverage our partners to deliver a larger proportion of professional services to our customers on our behalf. The implementation of this strategy is expected to result in an increase in upfront costs in order to establish and further cultivate such strategic partnerships, but we expect that it will increase gross margins in the long term as the percentage of our revenue derived from professional services, which has a lower gross margin than our support subscriptions, decreases.

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

We have achieved significant growth in recent periods. Our revenue for the three months ended March 31, 2016 and 2015 was $41.3 million and $22.3 million, respectively. Our gross billings for the three months ended March 31, 2016 and 2015 were $53.7 million and $28.1 million, respectively. We incurred net losses for the three months ended March 31, 2016 and 2015 of $65.8 million and $40.6 million, respectively. See “Key Business Metrics—Gross Billings” for more information and a reconciliation of gross billings to total revenue, the most directly comparable generally accepted accounting principles (“GAAP”) financial measure, and an explanation of why management uses this non-GAAP financial measure.

Key Factors Affecting Our Performance

Support Subscription Customers. Growth of our revenue from our support subscription offerings is driven by agreements with new support subscription customers, renewals of existing support subscription agreements and increased revenue from existing support subscription customers who are expanding their usage of HDP and HDF. The number of agreements with new support subscription customers signed may vary from period to period for several reasons, including the length of our sales cycle, the effectiveness of our sales and marketing efforts and overall adoption rates of Hadoop-based solutions. The contract value of our support subscriptions with individual support subscription customers varies substantially among customers, and our results of operations may fluctuate from period to period depending on the timing and composition of particular large support subscriptions including engineering services or premium subscription agreements that provide a customer with development input and the opportunity to work more closely with our developers. Our results of operations may also fluctuate, in part, due to the resource-intensive nature of our sales efforts, the length and variability of the sales cycle of our support subscription offerings and the difficulty in making short-term adjustments to our operating expenses. The length of our sales cycle from initial evaluation to payment for our support subscription offerings is generally six to nine months, but can extend to one year or more for some customers. In addition, as our professional services engagements frequently relate to initial new support subscription customer deployments of HDP and HDF, growth in our professional services revenue is driven primarily by adding new support subscription customers and the associated sales of engagements relating to customer deployment.

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

Dollar-Based Net Expansion Rate. We believe that our ability to retain our customers and expand their support subscription revenue over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of nodes, data under management and/or the scope of the support subscription agreements. To date, only a small percentage of our customer agreements have reached the end of their original terms and, as a result, we have not observed a large enough sample of renewals to derive meaningful conclusions. We calculate dollar-based net expansion rate as of a given date as the aggregate annualized subscription contract value as of that date from those customers that were also customers as of the date 12 months prior, divided by the aggregate annualized subscription contract value from all customers as of the date 12 months prior. We calculate annualized support subscription contract value for each support subscription customer as the total subscription contract value as of the reporting date divided by the number of years for which the support subscription customer is under contract as of such date. We report the trailing four-quarter average dollar-based net expansion rate as of each period end. The dollar-based net expansion rate as of both March 31, 2016 and December 31, 2015 was 159 percent.

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

Gross Billings. We have included gross billings, a non-GAAP financial measure, because it is a key measure used by our Board of Directors and management to monitor our near term cash flows and manage our business. Gross billings is calculated as total non-GAAP revenue plus the change in deferred revenue for the same period. We primarily employ a subscription based business model for support services and in more instances customers purchase both a support subscription and professional services engagements at the same time. Since we have not yet established VSOE of fair value for our support subscriptions, we recognize most of our revenue ratably over the period beginning when both the support subscription and professional services have commenced. The accounting treatment for our agreements coupled with the lack of VSOE causes the recognition of our revenue to be delayed and creates significant deferred revenue balances.

We have provided a reconciliation between total revenue, the most directly comparable GAAP financial measure, and gross billings in the table below. We believe gross billings provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our Board of Directors and management.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Gross billings:
Total revenue	$41,342	$22,317
Contra revenue	—	—

Total non-GAAP revenue	41,342	22,317
Total deferred revenue, end of period	119,121	68,707
Less: Total deferred revenue, beginning of period	(106,779)	(62,923)

Total change in deferred revenue	12,342	5,784

Gross billings	$53,684	$28,101

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

Cost of Revenue

Cost of support subscription revenue consists primarily of personnel costs (including salaries, benefits and stock-based compensation expense) for employees, including support engineers, associated with our support subscription offerings mainly related to technology support and allocated shared costs. Cost of professional services revenue consists primarily of personnel costs (including salaries, benefits and stock-based compensation expense) for employees and fees to subcontractors associated with our professional service contracts, travel costs and allocated shared costs.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Support subscription and professional services revenue:
Support subscription	$27,634	$13,144
Professional services	13,708	9,173

Total support subscription and professional services revenue	41,342	22,317
Cost of revenue:
Support subscription	4,901	2,549
Professional services	11,455	8,911

Total cost of revenue	16,356	11,460

Gross profit	24,986	10,857
Operating expenses:
Sales and marketing	42,083	27,757
Research and development	22,151	14,980
General and administrative	26,054	9,052

Total operating expenses	90,288	51,789

Loss from operations	(65,302)	(40,932)
Other (expense), income, net	(295)	426

Loss before income tax	(65,597)	(40,506)
Income tax expense	155	84

Net loss	$(65,752)	$(40,590)

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
		(in thousands)
Support subscription and professional services revenue:
Support subscription	$27,634	$13,144	$14,490	110%
Professional services	13,708	9,173	4,535	49

Total support subscription and professional services revenue	$41,342	$22,317	$19,025	85%

Support subscription revenue increased by $14.5 million or 110 percent, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase of $14.5 million was primarily due to the growth in our support subscription customer base as well as sales of additional support subscriptions to our existing customers.

Professional services revenue increased $4.5 million or 49 percent, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase of $4.5 million was primarily due to the growth in our support subscription customer base.

Cost of Revenue

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
		(in thousands)
Cost of revenue:
Cost of support subscription	$4,901	$2,549	$2,352	92%
Cost of professional services	11,455	8,911	2,544	29

Total cost of revenue	$16,356	$11,460	$4,896	43%

Cost of support subscription revenue increased $2.4 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily attributable to a $2.0 million increase in employee-related expenses, primarily as a result of an increase in headcount to support new customer growth.

Cost of professional services revenue increased $2.5 million for three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily attributable to a $2.2 million increase in employee-related expenses as a result of an increase in headcount.

Sales and Marketing

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
		(in thousands)
Sales and marketing	$42,083	$27,757	$14,326	52%

Sales and marketing expenses increased $14.3 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily attributable to an increase in employee-related expenses of $12.1 million, which included $4.2 million of stock-based compensation expense, primarily as a result of an increase in headcount. In addition, travel expenses increased by $1.0 million primarily due to increased headcount to support the growth in our business.

Research and Development

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
		(in thousands)
Research and development	$22,151	$14,980	$7,171	48%

Research and development expenses increased $7.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily attributable to an increase in employee-related expenses of $6.4 million, which included $5.7 million of stock-based compensation expense, primarily due to an increase in headcount.

General and Administrative

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
		(in thousands)
General and administrative	$26,054	$9,052	$17,002	188%

General and administrative expenses increased $17.0 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily attributable to an increase in employee-related expenses of $15.6 million partly due to an increase in headcount, which includes $13.3 million of stock-based compensation expense. The increase in stock-based compensation expense was primarily due to the accelerated recognition of $10.0 million in stock-based compensation expense related to the cancellation of stock options to purchase 1,185,000 shares from one of our executives in February 2016. In addition, general and administrative expenses increased due to the impairment charge of $0.7 million on our promissory note receivable.

Liquidity and Capital Resources

As of March 31, 2016, our principal sources of liquidity were cash and cash equivalents and investments totaling $149.0 million, which were held for working capital purposes. Cash and cash equivalents are comprised primarily of cash deposits, money market funds and commercial paper. Our short-term and long-term investments are primarily comprised of treasury bills, commercial paper, certificates of deposits, corporate notes and bonds, U.S. government securities and our promissory note receivable.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash used in operating activities	$(35,668)	$(28,729)
Cash used in investing activities	(52,593)	(21,928)
Cash provided by financing activities	90,810	313

To date, we have financed our operations primarily through private placements of preferred stock, our IPO, the concurrent private placement of our common stock, our follow-on public offering and cash collected from sales of our support subscriptions and professional services to customers. We believe that our existing cash and cash equivalents and investments totaling $149.0 million will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

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

Operating activities for the three months ended March 31, 2016 used $35.7 million of cash compared to $28.7 million for the three months ended March 31, 2015. The increase was primarily driven by our net loss of $65.8 million for the three months ended March 31, 2016 compared to a net loss of $40.6 million for the three months ended March 31, 2015, adjusted for the non-cash charges of $29.4 million in stock-based compensation expense, primarily due to an increase in headcount and the accelerated recognition of $10.0 million in stock-based compensation expense related to the cancellation of stock options to purchase 1,185,000 shares from one of our executives in February 2016, and $0.7 million for the impairment charge on the promissory note receivable. In addition, accounts receivable increased by $11.1 million, which was primarily attributable to the overall increase in billings, and prepaid expenses and other current assets increased by $3.5 million, due in part to the purchase of software licenses and annual Hadoop Summit conferences, during the three months ended March 31, 2016. These factors were partially offset by increases in deferred revenue of $11.7 million due to the increase in our support subscription customer base coupled with our ratable revenue recognition as a result of our lack of VSOE for support subscription revenue.

Investing Activities

Investing activities for the three months ended March 31, 2016 used $52.6 million of cash compared to the $21.9 million of cash used in investing activities for the three months ended March 31, 2015. The increase in cash used was primarily driven by an increase in purchases of investments of $31.7 million principally due to the investing of the proceeds from the follow-on offering for the three months ended March 31, 2016. The increase in cash used also resulted from maturities of investments of $5.7 million in support of our growth. These factors were offset by a decrease in purchases of property and equipment of $2.9 million, due to a large amount of unpaid property and equipment, and cash provided from the sale of investments of $1.3 million in support of our growth.

Financing Activities

Financing activities for the three months ended March 31, 2016 generated $90.8 million of cash compared to $0.3 million for the three months ended March 31, 2015. The increase in cash provided by financing activities primarily driven by the sale of follow-on public offering and issuance of common stock, which generated net proceeds of $87.8 million and $4.3 million, respectively, during the three months ended March 31, 2016. These factors were partially offset by payments of contingent consideration related to business combinations of $1.6 million.

Contractual Obligations and Other Commitments

As of March 31, 2016, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

Through March 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recently Issued Accounting Pronouncements

See Note 1 — “Description of Business and Summary of Significant Accounting Policies” in the Notes to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and investments totaling $149.0 million and $96.9 million as of March 31, 2016 and December 31, 2015, respectively. Cash and cash equivalents are comprised primarily of cash deposits, money market funds and commercial paper. Our short-term and long-term investments are primarily comprised of treasury bills, commercial paper, certificates of deposits, corporate notes and bonds, United States government securities and our promissory note receivable. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Due to the predominantly short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial statements.

Our promissory note receivable is with a third-party service provider. During the three months ended March 31, 2016, we recognized in general and administrative expense an impairment charge on the promissory note receivable of $0.7 million, decreasing the carrying value to $1.9 million. We compared the amortized cost basis of the promissory note receivable to the present value of the future cash flows expected from the promissory note receivable to determine the impairment charge recognized. Our maximum exposure to credit risk is the principal remaining amount of the note of $1.9 million plus accrued and unpaid interest. We will continue to monitor the receivable for collectability going forward.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting related to the recognition of revenue and deferred revenue for a subset of non-standard license transactions where renewal rates for post-contract support were stated upon commencement of the arrangement. Notwithstanding the identified material weakness, management has determined that the financial statements and other information included in this Quarterly Report on Form 10-Q and other periodic filings present fairly in all material respects the financial position and results of operations for the periods presented in accordance with GAAP.

In our 10-K filing for the fiscal year ended December 31, 2015, we determined a secondary review of specific agreements was not performed at a sufficiently detailed level. Such review would have provided oversight related to the recognition of revenue and deferred revenue for a subset of non-standard license transactions where renewal rates for post-contract support were stated upon commencement of the arrangement. These findings were related to the design effectiveness of the control. Although the adjustments identified and recorded during the year related to the subset of non-standard license transactions were not material, we concluded the deficiency presented a reasonable possibility that a material misstatement of the consolidated financial statements would not have been prevented or detected. Accordingly, management determined the design deficiency constituted a material weakness.

Remediation Steps Taken to Address the Material Weakness

During the first quarter of 2016, with the oversight of our management and our audit committee, we have taken or are taking the following measures which we believe will address the underlying causes of the material weakness described above.

•	We are tracking and monitoring non-standard license transactions while also obtaining approvals for these transactions from management;

•	We have implemented multiple levels of review for non-standard license transactions relative to proper revenue recognition accounting treatment;

•	We have enhanced the documentation related to our identification and assessment of non-standard license transactions;

•	We added resources to assist with preparation and review of the revenue recognition treatment documented for non-standard license transactions; and

•	We conducted discussions with external accounting experts on large amount and non-standard transactions regarding revenue recognition treatment.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below:

During the first quarter of 2016, we undertook efforts to redesign and enhance our internal controls related to our revenue recognition review process. Specifically, we implemented additional levels of review and tracking related to our revenue recognition treatment of transactions and added a separate control for non-standard license transactions.

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

On February 29, 2016, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of California, naming as defendants the Company, Robert G. Bearden and Scott J. Davidson. The lawsuit alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly making materially false and misleading statements regarding the Company’s business and operations. Plaintiff seeks to represent a class of persons who purchased or otherwise acquired Hortonworks’ securities between November 4, 2015 and January 15, 2016, inclusive. Plaintiff seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. Based on a review of the allegations, we believe that the plaintiff’s allegations are without merit, and intend to vigorously defend against the claims.

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

We have incurred net losses since our inception, including net losses of $65.8 million and $40.6 million for the three months ended March 31, 2016 and 2015, respectively. As a result, we had an accumulated deficit of $516.6 million at March 31, 2016. It is difficult for us to predict our future results of operations since the market for our solutions is rapidly evolving and has not yet reached widespread adoption. We may not achieve sufficient revenue to attain and maintain profitability. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, and continue to invest in the development of the Hortonworks Data Platform (“HDP”) and Hortonworks DataFlow Platform (“HDF”) offerings. In addition, as we grow and as a result of being a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenses, we will have to generate and sustain increased revenue to be profitable in future periods. Any failure by us to sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

Because we derive our revenue and cash flows primarily from supporting HDP and services and training related to it, failure of these offerings or our new product offerings to satisfy customer requirements or to achieve increased market acceptance would harm our business, results of operations, financial condition and growth prospects.

We derive and expect to continue to derive primarily all of our revenue and cash flows from customer fees for support subscription offerings and professional services in support of HDP. As such, the market acceptance of HDP is critical to our continued success. Demand for HDP is affected by a number of factors beyond our control, including market acceptance of open source distributed data platforms by referenceable accounts for existing and new use cases, the continued enhancement of HDP to incorporate features and functionality desired by our support subscription customers, the timing of development and release of new products by our competitors, technological change and growth or contraction in our market. We expect the proliferation of unstructured data to lead to an increase in the data storage and processing demands of our customers, and HDP may not be able to perform to meet those demands. If we are unable to continue to meet support subscription customer requirements or to achieve more widespread market acceptance of HDP, our business, results of operations, financial condition and growth prospects will be harmed. We launched HDF in September 2015 and general availability of HDF only commenced towards the end of the third fiscal quarter of 2015. As such, we cannot predict how quickly customer subscriptions will increase, to what degree this new product offering will satisfy customer requirements or the rate at which market acceptance will occur.

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

We face substantial competition from Hadoop distribution vendors such as Cloudera, Inc. and MapR Technologies, Inc., as well as enterprise software and infrastructure vendors that offer Hadoop distributions such as International Business Machines Corporation and Oracle Corporation. Further, other established system providers not currently focused on Hadoop, including traditional data warehouse solution providers such as Teradata Corporation (“Teradata”), SAP AG (“SAP”) and EMC Corporation (“EMC”), or open source distributed data platform providers, including non-relational NoSQL database providers such as MongoDB, Inc. (“MongoDB”) and Datastax, Inc. (“DataStax”) may expand their products and services to compete with us. Additionally, some potential customers may elect to implement and self-support Hadoop deployments internally, thus not purchasing a support subscription from us. Some of the companies that compete with us, or that may compete with us in the future, have greater name recognition, substantially greater financial, technical, marketing and other resources, the ability to devote greater resources to the promotion, sale and support of their solutions, more extensive customer bases and broader customer relationships and longer operating histories than we have.

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

If open source software programmers, many of whom we do not employ, or our own internal programmers do not continue to develop and enhance open source technologies, we may be unable to develop new technologies, adequately enhance our existing technologies or meet customer requirements for innovation, quality and price.

We rely to a significant degree on a number of independent open source software programmers, or Hadoop committers and contributors, to develop and enhance Apache Hadoop and its related technologies. Additionally, members of the corresponding Apache Software Foundation Project Management Committees (“PMCs”), many of whom are not employed by us, are primarily responsible for the oversight and evolution of the codebases of Hadoop and its related technologies. If the Hadoop committers and contributors fail to adequately further develop and enhance open source technologies, or if the PMCs fail to oversee and guide the evolution of Hadoop-related technologies in the manner that we believe is appropriate to maximize the market potential of our offerings, then we would have to rely on other parties, or we would need to expend additional resources, to develop and enhance our offerings. We also must devote adequate resources to our own internal programmers to support their continued development and enhancement of open source technologies, and if we do not do so, we may have to turn to third parties or experience delays in developing or enhancing open source technologies. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. In either event, our development expenses could be increased and our technology release and upgrade schedules could be delayed. Delays in developing, completing or delivering new or enhanced offerings could cause our offerings to be less competitive, impair customer acceptance of our offerings and result in delayed or reduced revenue for our offerings.

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

A significant portion of our revenue has been concentrated among a relatively small number of large customers. The revenue from our three largest customers as a group accounted for approximately 14 percent and 23 percent of our total revenue for the three months ended March 31, 2016 and 2015, respectively. While we expect that the revenue from our largest customers will continue to decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we expect that revenue from a relatively small group of customers will continue to account for a significant portion of our revenue, at least in the near term. Our customer agreements generally do not contain long-term commitments from our customers, and our customers may be able to terminate their agreements with us prior to expiration of the term.

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

In addition to other risk factors described in this “Risk Factors” section, factors that may cause our results of operations to fluctuate from quarter to quarter include:

•	the timing of new customer contracts for support subscription offerings and professional services, and the extent to which we earn additional revenue from existing customers as they expand their deployment of the HDP and the HDF offerings;

•	the renewals of our support subscription arrangements with our customers;

•	changes in the competitive dynamics of our market;

•	customers delaying purchasing decisions in anticipation of new software or software enhancements;

•	the timing of satisfying revenue recognition criteria and our ability to obtain VSOE, for our support subscription offerings;

•	our ability to control costs, including our operating expenses;

•	the proportion of revenue attributable to larger transactions as opposed to smaller transactions and the impact that a change in such proportion may have on the overall average selling price of our support subscription offerings;

•	the proportion of revenue attributable to support subscription offerings and professional services, which may impact our gross margins and operating income;

•	the reduction or elimination of support of the Apache Hadoop Project or the Apache NiFi Project by the Apache Software Foundation, migration of Hadoop technology or NiFi technology to an organization other than the Apache Software Foundation, or any other actions taken by the Apache Software Foundation or the Apache Hadoop Project or the Apache NiFi Project that may impact our business model;

•	changes in customers’ budgets and in the timing of their purchasing decisions;

•	the collectability of receivables from customers and resellers, which may be hindered or delayed if these customers or resellers experience financial distress; and

•	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate.

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

We have increased our number of full-time employees to 941 at March 31, 2016 from 653 at March 31, 2015 and have increased our revenue to $41.3 million in the three months ended March 31, 2016 from $22.3 million in the three months ended March 31, 2015. Our recent growth and expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to continue to expand our overall business, customer base, headcount and operations. Continued growth increases the challenges involved in:

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

Our future success depends in large part on the growth of the market for big data applications and an increase in the desire to ingest, store and process big data, and we cannot be sure that the market for big data applications will grow as expected or, even if such growth occurs, that our business will grow at similar rates, or at all.

Our ability to increase the adoption of HDP and HDF, increase sales of support subscription offerings and professional services and grow our business depends on the increased adoption of big data services and applications by enterprises. While we believe that big data services and applications can offer a compelling value proposition to many enterprises, the broad adoption of big data applications and services also presents challenges to enterprises, including developing the internal expertise and infrastructure to manage big data applications and services effectively, coordinating multiple data sources, defining a big data strategy that delivers an appropriate return on investment and implementing an information technology infrastructure and architecture that enables the efficient deployment of big data solutions. Accordingly, our expectations regarding the potential for future growth in the market for big data applications and services, and the third-party growth estimates for this market in this Quarterly Report on Form 10-Q, are subject to significant uncertainty. If the market for big data applications and services does not grow as expected, our business prospects may be adversely affected. Even if the market for big data applications and services increases, we cannot be sure that our business will grow at a similar rate, or at all.

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

In the course of our selling efforts, we typically enter into sales arrangements pursuant to which we provide support subscription offerings and professional services. We refer to each individual product or service as an “element” of the overall sales arrangement. These arrangements typically require us to deliver particular elements in a future period. We apply software revenue recognition rules under United States generally accepted accounting principles (“GAAP”). In certain cases, when we enter into more than one contract with a single customer, the group of contracts may be so closely related that they are viewed under GAAP as one multiple-element arrangement for purposes of determining the appropriate amount and timing of revenue recognition. As we discuss further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” because we do not have VSOE for our support subscription offerings, and because we may offer certain contractual provisions to our customers, such as delivery of support subscription offerings and professional services, or specified functionality, or because multiple contracts signed in different periods may be viewed as giving rise to multiple elements of a single arrangement, we may be required under GAAP to defer revenue to future periods. Typically, for arrangements providing for support subscription offerings and professional services, we have recognized as revenue the entire arrangement fee ratably over the support subscription period, although the appropriate timing of revenue recognition must be evaluated on an arrangement-by-arrangement basis and may differ from arrangement to arrangement. If we are unexpectedly required to defer revenue to future periods for a significant portion of our sales, our revenue and overall operating results for a particular period could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

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

HDP or HDF may contain errors that may be costly to correct, delay market acceptance of our solutions and expose us to claims and litigation.

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

In addition, errors in HDP or HDF could cause system failures, loss of data or other adverse effects for our customers who may assert warranty and other claims for substantial damages against us. Furthermore, the mere allegation of such errors and adverse effects could expose us to warranty and other claims for substantial damages. Although our agreements with our customers often contain provisions that seek to limit our exposure to such claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions or may not significantly limit our exposure to certain claims. While we seek to insure against these types of claims, our insurance policies may not adequately limit our exposure to such claims or may not apply to certain claims. These claims, even if unsuccessful, could be costly and time consuming to defend and could harm our business, financial condition, results of operations and cash flows.

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

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for such personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense, especially for engineers experienced in designing and developing software and Apache Hadoop applications and experienced sales professionals. The Apache Hadoop Project relies on Hadoop committers for the project’s technical management. While we currently employ a large number of Hadoop core committers and innovators, one becomes a committer by invitation only. As a result, the market to hire such individuals is very competitive. If our employees who are Hadoop core committers terminate their employment with us, we could lose our ability to innovate the core open source technology, define the roadmap for the future of Hadoop, distribute predictable and reliable enterprise quality releases and provide comprehensive support to our customers. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

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

As part of our ongoing business strategy to expand our suite of solutions and acquire new technology, from time to time we engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and joint ventures. For example, in May 2014, we acquired new technology, know-how and solutions through our acquisition of Agniv, Inc. d/b/a XA Secure, a data security company, in April 2015, we acquired SequenceIQ, kft (“SequenceIQ”), an open source provider of rapid deployment tools for Hadoop, located in Budapest, Hungary, and in August 2015, we acquired Onyara, a key contributor to Apache NiFi. There may be significant competition for acquisition targets in our industry, or we may not be able to identify suitable acquisition candidates, negotiate attractive terms for acquisitions or complete acquisitions on expected timelines, or at all. If we are unable to complete strategic acquisitions or do not realize the expected benefits of the acquisitions we do complete, our business, financial condition, results of operations and prospects could be harmed.

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

We believe that the brand identities that we have developed have contributed significantly to the success of our business. We also believe that maintaining and enhancing our brands is important to expanding our customer base and attracting talented employees. In order to maintain and enhance our brands, we may be required to make further investments that may not be successful. Maintaining our brands will depend in part on our ability to remain a leading innovator in open source technology and our ability to continue to provide high-quality offerings. If we fail to promote and maintain our brands, or if we incur excessive costs in doing so, our business, financial condition, results of operations and cash flows may be harmed.

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

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies can dedicate substantially greater resources to enforce their intellectual property rights, and to defend claims that may be brought against them, than we can. We have received, and we and the Apache Hadoop Project and the Apache NiFi Project may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent Hadoop or NiFi gains greater market visibility, we the Apache Hadoop Project and the Apache NiFi Project, as applicable, face a higher risk of being the subject of intellectual property infringement claims. In addition, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software.

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

As of December 31, 2015, we had federal, state and foreign tax net operating loss carryforwards (“NOLs”) of $253.0 million, $223.1 million and $1.2 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our IPO, concurrent private placement or follow-on offering, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”) requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. A report of our management is included under Item 4. “Controls and Procedures” of this Quarterly Report on Form 10-Q. During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, management identified a material weakness related to the control surrounding the recognition of revenue and deferred revenue for a subset of non-standard license transactions where post-contract support renewal rates were stated upon commencement of the arrangement. Our findings are related to the design effectiveness of this control. Each of the aforementioned transactions originated prior to our establishment and formalization of Section 404 internal controls in July 2015. A secondary review of these specific agreements was not performed at a sufficiently detailed level to detect errors in recognition of revenue and deferred revenue related to these arrangements. With the oversight of management and our Audit Committee, we initiated actions to address the root causes of the material weakness identified. There can be no assurance that such actions will be sufficient to remedy the material weakness identified or that additional or other control deficiencies will not be identified in the future. If we continue to experience a material weakness in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and annual auditor attestation reports when such report is required. Each of the foregoing results could cause stockholders to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 4. “Controls and Procedures” for more information.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In particular, the trading price of our common stock has fluctuated significantly in recent periods. In the past, stockholders have instituted securities class action litigation following periods of market volatility, and a securities class action litigation was recently instituted against us. This securities litigation and any other securities litigation we may become involved in may subject us to substantial costs, may divert resources and the attention of management from operating our business and may harm our business, results of operations, financial condition and cash flows.

Our directors, officers and principal stockholders beneficially own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of May 2, 2016, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 42 percent of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders will be able to control elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the federal securities laws, and we are taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. For as long as we continue to be an emerging growth company, we intend to take advantage of certain of these exemptions. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year following the five-year anniversary of the completion of our IPO; (ii) the end of the fiscal year in which we have more than $1.0 billion in annual revenue; (iii) the end of the fiscal year in which we qualify as a “large accelerated filer”, with at least $700 million of equity securities held by non-affiliates as of the end of the second quarter of such fiscal year; and (iv) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities.

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

Additional sales of our common stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of March 31, 2016, we had 57,108,280 shares of common stock outstanding, which excludes any shares of common stock issuable upon exercise of warrants and options outstanding as of such date. As of March 31, 2016, 3,788,302 shares of our common stock were subject to lock-up agreements entered into in connection with our follow-on public offering restricting the transfer of such shares until April 16, 2016, subject to certain exceptions (including sales pursuant to existing sales plans adopted pursuant to Rule 10b5-1 under the Exchange Act). Upon the expiration of these lock-up agreements on April 16, 2016, subject to certain limitations, these shares became eligible for sale. In addition, as of March 31, 2016, there were outstanding options and warrants to purchase 13,369,020 shares of our common stock. Since expiration of the lock-up agreements, these options and warrants, if exercised, will result in these additional shares becoming available for sale. Sales by these stockholders, option holders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, some holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we might file for ourselves or other stockholders.

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

Sales of Unregistered Securities

None.

Use of Proceeds

On December 11, 2014, the Registration Statement on Form S-1 (File No. 333-200044) for our IPO of our common stock was declared effective by the SEC, pursuant to which we sold 7,187,500 shares of our common stock at a public offering price of $16.00 per share for an aggregate offering price of $115.0 million. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 12, 2014 pursuant to Rule 424(b)(4).

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

We have applied the proceeds from our IPO, concurrent private placement and follow-on offering to our cash and investment balances and such funds will be used for general corporate purposes going forward.

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

Hortonworks, Inc.

Date: May 9, 2016	By:	/s/ Scott Davidson
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