Form 10-Q
period 2016-06-30
Hortonworks, Inc.
filed 2016-08-09
CIK 1610532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of Registrant’s Common Stock outstanding as of August 1, 2016 was 59,090,071

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

HORTONWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$37,816	$35,748
Short-term investments	70,823	58,553
Accounts receivable, net	61,401	53,913
Prepaid expenses and other current assets	6,708	5,276

Total current assets	176,748	153,490
Property and equipment, net	19,898	15,422
Long-term investments	21,468	2,592
Goodwill	34,333	34,333
Intangible assets, net	3,564	4,002
Other assets	1,036	872
Restricted cash	1,309	1,308

Total assets	$258,356	$212,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,707	$6,365
Accrued compensation and benefits	15,656	12,685
Accrued expenses and other current liabilities	11,738	14,989
Deferred revenue	97,484	90,407

Total current liabilities	138,585	124,446
Long-term deferred revenue	34,298	16,372
Other long-term liabilities	2,814	3,610

Total liabilities	175,697	144,428

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share—25,000,000 shares authorized; none issued or outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, par value of $0.0001 per share—500,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 58,355,424 and 45,692,391 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	6	5
Additional paid-in capital	664,100	518,986
Accumulated other comprehensive loss	(644)	(546)
Accumulated deficit	(580,803)	(450,854)

Total stockholders’ equity	82,659	67,591

Total liabilities and stockholders’ equity	$258,356	$212,019

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Support subscription and professional services revenue:
Support subscription	$31,018	$18,082	$58,652	$31,226
Professional services	12,619	11,874	26,327	21,047

Total support subscription and professional services revenue	43,637	29,956	84,979	52,273
Cost of revenue:
Support subscription	5,880	3,036	10,781	5,585
Professional services	12,181	10,178	23,636	19,089

Total cost of revenue	18,061	13,214	34,417	24,674

Gross profit	25,576	16,742	50,562	27,599
Operating expenses:
Sales and marketing	46,175	33,309	88,258	61,066
Research and development	25,454	14,876	47,605	29,856
General and administrative	18,240	11,419	44,294	20,471

Total operating expenses	89,869	59,604	180,157	111,393

Loss from operations	(64,293)	(42,862)	(129,595)	(83,794)
Other income (expense), net	392	(28)	97	399

Loss before income tax expense	(63,901)	(42,890)	(129,498)	(83,395)
Income tax expense	296	110	451	195

Net loss	$(64,197)	$(43,000)	$(129,949)	$(83,590)

Net loss per share of common stock, basic and diluted	$(1.12)	$(1.01)	$(2.37)	$(1.99)

Weighted-average shares used in computing net loss per share of common stock, basic and diluted	57,314,715	42,416,446	54,716,430	41,946,970

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(64,197)	$(43,000)	$(129,949)	$(83,590)
Items of other comprehensive income (loss):
Unrealized gain on investments, net of tax of $0 for all periods presented	51	15	107	45
Foreign currency translation adjustment	(210)	96	(205)	(52)

Total other comprehensive income (loss)	(159)	111	(98)	(7)

Total comprehensive loss	$(64,356)	$(42,889)	$(130,047)	$(83,597)

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,949)	$(83,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,288	1,920
Amortization of premiums from investments	518	542
Amortization of intangible assets	438	—
Stock-based compensation expense	51,340	12,340
Impairment of promissory note receivable	717	—
Loss on disposal of assets	—	510
Provision for losses on accounts receivable	443	—
Other	(47)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,859)	(8,980)
Prepaid expenses and other current assets	(988)	(2,000)
Other assets	(197)	(651)
Accounts payable	6,769	1,858
Accrued expenses and other current liabilities	(1,459)	5,758
Accrued compensation and benefits	3,040	2,406
Deferred revenue	24,765	17,675
Other long-term liabilities	(575)	1,467

Net cash used in operating activities	(49,756)	(50,745)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(80,519)	(72,375)
Proceeds from sales of investments	7,316	—
Proceeds from maturities of investments	40,979	36,146
Acquisitions	—	(3,721)
Issuance of promissory note receivable	—	(2,500)
Purchases of property and equipment	(7,275)	(7,637)
Change in restricted cash	—	31

Net cash used in investing activities	(39,499)	(50,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from follow-on public offering, net of issuance costs	87,233	—
Proceeds from issuance of common stock	5,852	2,486
Purchase of treasury stock	(97)	—
Payments of contingent consideration related to an acquisition	(1,625)	—
Payments of capital lease liability	(64)	—

Net cash provided by financing activities	91,299	2,486

Effect of exchange rate changes on cash and cash equivalents	24	—
Net increase (decrease) in cash and cash equivalents	2,068	(98,315)
Cash and cash equivalents—Beginning of period	35,748	129,084

Cash and cash equivalents—End of period	$37,816	$30,769

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Purchases of property and equipment included in accounts payable and other current liabilities	$1,916	$1,599
Contingent consideration related to an acquisition	—	$1,625
Fair value of shares issued in connection with an acquisition	—	$1,079

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Hortonworks, Inc. (the “Company”) was incorporated in Delaware in 2011 and is an industry leading innovator that creates, distributes and supports enterprise-ready open data platforms and modern data applications that deliver actionable intelligence from all data: data-in-motion and data-at-rest. The Company’s mission is to enable transformational business outcomes powered by modern data architecture with Open Enterprise Hadoop at its foundation. The Company’s Open Enterprise Hadoop solutions include the Hortonworks Data Platform (“HDP”™), powered by Apache™ Hadoop®, and the Hortonworks DataFlow Platform (“HDF”™), powered by Apache NiFi. HDP is an enterprise-scale data management platform that enables a centralized architecture for running batch, interactive and real-time applications simultaneously across shared datasets with the comprehensive security, governance and operational services enterprises require. HDF is complementary to HDP and accelerates the flow of data-in-motion from any data type into HDP for full fidelity analytics.

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

Due to the increase in the volume and the variety of data, including new Internet of Things data types such as machine data, server log data, geo-location data, clickstream data, sentiment data and other data generated by documents and other file types, the Company’s solutions (HDP and HDF) have emerged as critical enablers for the modern data center architecture. The Company’s software development efforts are thus focused on creating an open platform by working in concert with the Apache community to develop HDP and HDF.

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

There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Out-of-Period Adjustment

During the six months ended June 30, 2016, the Company recorded an out-of-period adjustment related to revenue recognition for customer contracts with acceptance clauses, resulting in an increase of total revenue by approximately $0.7 million. The adjustment was primarily associated with the four quarterly periods ended December 31, 2015. The Company evaluated the adjustment considering both quantitative and qualitative factors and concluded the adjustment was not material to previously issued and current period financial statements.

Correction of an Error in Previously Issued Financial Statements

Subsequent to the initial filing of the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, the Company identified misstatements in certain revenue accounts related to prior periods. See reconciliation of prior periods for adjustments related to the recognition of revenue in the table below. Accordingly, the Company has corrected the misstatements for the three and six months ended June 30, 2015 in the accompanying financial statements. The Company assessed the materiality of these misstatements quantitatively and qualitatively and has concluded that the correction of these errors are immaterial to the consolidated financial statements taken as a whole. The misstatements increased net loss by approximately $0.7 million and $1.2 million for the three and six months ended June 30, 2015, respectively, and had no net impact on the balance sheet or cash flows from operating, investing or financing activities.

	Three Months Ended, June 30, 2015	Six Months Ended, June 30, 2015
	(in thousands)
Previously filed support subscription and professional services revenue:
Support subscription	$18,811	$32,386
Professional services	11,874	21,072

Total previously filed support subscription and professional services revenue	30,685	53,458

Adjustments to subscription and professional services revenue:
Support subscription	(729)	(1,160)
Professional services	—	(25)

Total adjustments to subscription and professional services revenue	(729)	(1,185)

Adjusted support subscription and professional services revenue:
Support subscription	18,082	31,226
Professional services	11,874	21,047

Total adjusted support subscription and professional services revenue	$29,956	$52,273

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs regarding what may occur in the future given available information. Estimates, assumptions and judgments are used for, but are not limited to, revenue recognition, stock-based awards and warrants, accounting for income taxes, allowance for doubtful accounts, valuation and determination of other-than-temporary impairments of notes receivable and certain accrued liabilities. Actual results may differ from these estimates.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU No. 2014-09 by one year allowing early adoption as of the original effective date January 1, 2017. The deferral results in the new revenue standard being effective for the Company January 1, 2018. Additional ASUs have been issued to amend or clarify the new guidance in ASC Topic 606 as follows:

•	ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients was issued in May 2016. ASU No. 2016-12 amends the new revenue recognition standard to clarify the guidance on assessing collectability, measuring noncash consideration, presenting sales taxes and certain transition matters.

•	ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing was issued in April 2016. ASU No. 2016-10 addresses implementation issues identified by the FASB-International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition concerning identifying performance obligations and accounting for licenses of intellectual property.

•	ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) was issued in March 2016. ASU No. 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal or agent designation.

The Company is evaluating the effect that ASU 2014-09 and its related amendments will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In March 2016, FASB issued ASU No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2016 that are of significance or potential significance to the Company, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

2. FAIR VALUE MEASUREMENTS

The following table summarizes the investments in available-for-sale securities (in thousands):

	June 30, 2016
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$2,113	$6	$—	$2,119
Certificates of deposit	5,095	1	—	5,096
Commercial paper	12,727	2	(4)	12,725
Corporate notes and bonds	70,387	72	(33)	70,426

Total investments in available-for-sale securities	$90,322	$81	$(37)	$90,366

	December 31, 2015
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$3,493	$6	$—	$3,499
U.S. government securities	2,071	—	(2)	2,069
Certificates of deposit	4,172	—	(1)	4,171
Commercial paper	10,727	2	(5)	10,724
Corporate notes and bonds	40,397	—	(62)	40,335

Total investments in available-for-sale securities	$60,860	$8	$(70)	$60,798

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$11,259	$—	$—	$11,259
Short-term investments:
Certificates of deposit	—	4,135	—	4,135
Commercial paper	—	12,725	—	12,725
Corporate notes and bonds	—	53,963	—	53,963
Long-term investments:
U.S. government securities	—	2,119	—	2,119
Certificates of deposit	—	961	—	961
Corporate notes and bonds	—	16,463	—	16,463

Total financial assets	$11,259	$90,366	$—	$101,625

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

The Company entered into a three-year, $2.5 million promissory note receivable with a third-party service provider in February 2015, which bears interest at 4 percent per annum. The promissory note receivable is valued on a non-recurring basis and is classified as held-to-maturity within long-term investments. The carrying amounts of accounts receivable, prepaid expenses, accounts payable, accrued expenses and other current liabilities and accrued compensation and benefits approximate fair value. During the six months ended June 30, 2016, the Company recognized an impairment charge of $0.7 million in operating expenses related to the promissory note receivable, decreasing the carrying value to $1.9 million. The Company compared the amortized cost basis of the promissory note receivable to the present value of the future cash flows expected from the promissory note receivable to determine the impairment charge recognized.

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that were measured at estimated fair value on a recurring basis consisted of the contingent consideration in connection with the Company’s acquisition of SequenceIQ, kft (“SequenceIQ”), which is contingent upon the achievement of certain product milestones.

The Company estimated the acquisition date fair value of the contingent consideration payable of $1.6 million based on various estimates including a discount rate based on the estimated timing of achievement of product milestones, the probability of achievement and other risk factors, all of which the Company believes are appropriate and representative of market participant assumptions. Upon the achievement of product milestones in January 2016, the Company paid the fair value of the contingent consideration liability of $1.7 million. As of June 30, 2016, there is no contingent consideration liability outstanding.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. During the six months ended June 30, 2016 and the year ended December 31, 2015, the Company did not make any transfers between Level 1, Level 2, and Level 3 investments.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Gross unrealized gains and losses were not material as of June 30, 2016 and December 31, 2015. Realized gains and losses were not material for both the three and six months ended June 30, 2016 and 2015. As of June 30, 2016 and December 31, 2015, there were no securities that were in an unrealized loss position for more than 12 months.

3. BUSINESS COMBINATIONS

Transaction completed in 2016

The Company did not complete any acquisitions during the six months ended June 30, 2016.

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

The acquisition date fair value of the purchase consideration was $10.0 million, which included the following (in thousands):

Cash	$3,721
Cash holdback for a period of 15 months for general representations and warranties	1,875
Cash payable upon 18-month anniversary of closing date	1,651
Contingent consideration (Note 2)	1,625
Vested restricted stock units (49,102 shares at fair value of $21.97 per share)	1,079

Total	$9,951

For further details on the Company’s fair value methodology with respect to the contingent consideration liability, see Note 2—“Fair Value Measurements.”

The Company also issued restricted stock units covering 114,583 shares of the Company’s common stock to the selling shareholders that vest over a period of up to three years. The vesting of the additional restricted stock units is contingent upon the continued employment of the selling shareholders that were retained as employees. As such, the Company accounted for such payments as post-combination remuneration, to be recognized in operating expenses in the statement of operations as the services are performed.

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

4. INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets, net	$4,395	$(831)	$3,564

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets, net	$4,395	$(393)	$4,002

For the three and six months ended June 30, 2016, the Company recognized amortization expense for intangible assets of $0.2 million and $0.4 million in operating expenses, respectively. For the three months and six months ended June 30, 2015, the Company had no amortization expense for intangible assets. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2016 and each of the succeeding years is as follows: six months ending December 31, 2016: $0.5 million; 2017: $0.9 million; 2018: $0.9 million; 2019: $0.9 million and 2020: $0.5 million.

5. COMMITMENTS AND CONTINGENCIES

The Company has a number of operating lease agreements primarily involving office space and data center equipment. These leases are non-cancelable with original lease periods up to 6 years, which expire between 2016 and 2021. Lease expense is recognized on a straight-line basis over the lease term. The Company subleases some excess capacity to a subtenant under a non-cancelable operating lease.

Rent expense incurred under operating leases was $2.6 million and $1.9 million for the three months ended June 30, 2016 and 2015, respectively, and $4.8 million and $3.6 million for the six months ended June 30, 2016 and 2015, respectively.

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

On February 29, 2016, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of California, captioned Monachelli v. Hortonworks, Inc., Case No. 3:16-cv-00980-SI. The lawsuit names as defendants the Company, Robert G. Bearden, and Scott J. Davidson. Plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly making materially false and misleading statements regarding the Company’s business and operations. On June 1, 2016, the court entered an order appointing a lead plaintiff and lead counsel. On July 28, 2016, the lead plaintiff and another named plaintiff filed an amended complaint seeking to represent a class of persons who purchased or otherwise acquired Hortonworks’ securities between August 5, 2015 and January 15, 2016, inclusive. Plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. Based on a review of the allegations, the Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims.

6. WARRANTS

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

On June 9, 2014, the Company issued a warrant to purchase a number of shares of common stock up to 1 percent of the sum of (i) 45,585,496, plus (ii) the number of shares of Series D preferred stock or shares of such stock issuable upon exercise of warrants to purchase such stock (on an as converted to common stock basis) issued or issuable upon exercise of warrants to purchase Series D Preferred Stock that were sold, if any, by the Company during the period commencing on June 9, 2014 and ending immediately prior to the occurrence of a corporate event at an exercise price of $8.46 per share. The warrant was issued to Yahoo! in exchange for the amendment of the rights held by Yahoo! under Section 2.11 of the Investors’ Rights Agreement to approve an acquisition of Hortonworks, which removed a competitor of Yahoo! from the list of companies over which Yahoo! has such blocking rights. As of June 30, 2016, the warrant was exercisable into 476,368 shares of common stock.

Each warrant expires nine years from the date of issuance. The warrants vested upon consummation of the Company’s IPO in December 2014. As of June 30, 2016, neither warrant had been exercised into shares of common stock.

7. STOCKHOLDERS’ EQUITY

Common Stock

Each share of common stock is entitled to one vote for matters to be voted on by the stockholders of the Company. The holders of common stock are also entitled to receive dividends whenever declared by the Board of Directors from legally available funds.

2011 Stock Option and Grant Plan

In December 2014, in connection with the closing of the Company’s initial public offering, the Hortonworks, Inc. 2011 Stock Option Plan and Grant Plan (the “2011 Plan”) was terminated and shares authorized for issuance under the 2011 Plan were cancelled (except for those shares reserved for issuance upon exercise of outstanding stock options). As of June 30, 2016, options to purchase 7,942,736 shares of common stock were outstanding under the 2011 Plan pursuant to their original terms and no shares were available for future grant.

2014 Stock Option and Incentive Plan

The Hortonworks, Inc. 2014 Stock Option and Incentive Plan (the “2014 Plan”) was adopted by the Company’s Board of Directors in September 2014. The 2014 Plan was approved by the Company’s stockholders in November 2014 and became effective immediately prior to the closing of the Company’s IPO. An amendment and restatement of the 2014 Plan (the “Amended 2014 Plan”) was approved by the Board of Directors in April 2016 and by the Company’s stockholders in May 2016. The Amended 2014 Plan allows the Compensation Committee to make equity-based incentive awards to the Company’s full or part-time officers, employees, non-employee directors and other key persons (including consultants).

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The Company initially reserved 6,000,000 shares of the Company’s common stock for the issuance of awards under the 2014 Plan, plus 923,732 shares of the Company’s common stock which remained available for issuance under the 2011 Plan as of the Company’s IPO date. The amendment and restatement of the 2014 Plan increased the number of shares reserved for issuance under the Amended 2014 Plan by 7,000,000 shares. The Amended 2014 Plan also provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2015, by 5 percent of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s Compensation Committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization.

In April, June and July 2015, under the 2014 Plan, the Company granted 421,484 Performance Stock Units (“PSUs”) to certain executive and senior officers (the “Grantees”) that vest upon (a) the achievement of specified performance targets as set by the Compensation Committee and (b) the Grantee remaining employed during the respective six-month performance cycle over a service period of up to three years, with such service periods commencing on July 1, 2015. The performance target value for each performance cycle is based on an average of the applicable internal and external billings amounts for the respective performance cycle. The number of PSUs that vest for a given performance cycle is based on the Company’s achievement percentile of actual billings relative to the performance target value.

In October 2015, under the 2014 Plan, the Company granted 266,084 PSUs to the Grantees that vest upon (a) the achievement of specified performance targets as set by the Compensation Committee and (b) the Grantee remaining employed for the duration of the respective 12-month performance cycle over a service period of up to two years, with such service periods commencing on January 1, 2016. The number of PSUs that vest for a given performance cycle is based on the Company’s achievement percentile for earnings before interest, taxes, depreciation and amortization growth and revenue growth relative to the linear ranking of a pre-selected group of the Company’s peers.

As of June 30, 2016, options to purchase, restricted stock units (“RSUs”), PSUs and restricted stock covering an aggregate 11,853,036 shares of common stock were outstanding under the Amended 2014 Plan.

On January 1, 2016, the shares reserved for issuance under the 2014 Plan increased by 2,326,899, resulting in 18,512,142 total shares reserved for issuance under the Amended 2014 Plan as of June 30, 2016, of which 5,353,314 remained available for issuance.

2014 Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan (the “ESPP”) was adopted and approved by the Company’s Board of Directors in September 2014, adopted and approved by the Company’s stockholders in November 2014 and was amended in August 2015, to allow employees of certain of the Company’s non-U.S. subsidiaries to participate in the ESPP. The ESPP initially reserved and authorized the issuance of up to a total of 2,500,000 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2015, by the lesser of (i) 1,000,000 shares of common stock, (ii) 1 percent of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or (iii) such lesser number of shares as determined by the ESPP administrator. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. On January 1, 2016, the shares reserved for issuance increased by 465,225 resulting in total shares reserved for issuance under the ESPP of 3,392,473 as of June 30, 2016.

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

As of June 30, 2016, there was $1.7 million of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.43 years.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

A summary of information related to stock options for the six months ended June 30, 2016 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding—December 31, 2015	11,552,487	$9.80	7.82	$140,873
Options granted	—	—
Options exercised	(905,163)	2.57
Options canceled/forfeited	(1,731,446)	14.42

Outstanding—June 30, 2016	8,915,878	$9.64	7.13	$32,199

Vested and expected to vest—June 30, 2016	8,677,829	$9.52	7.11	$31,958

Exercisable—June 30, 2016	5,199,817	$7.43	6.64	$25,816

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised for the three months ended June 30, 2016 and 2015 was $3.4 million and $18.0 million, respectively, and for the six months ended June 30, 2016 and 2015 was $8.1 million and $26.6 million, respectively.

Restricted Stock

A summary of information related to restricted stock for the six months ended June 30, 2016 is presented below:

	Number of Shares Issued Under the Stock Plans	Number of Shares Issued Outside the Stock Plans	Weighted- Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share (*)	Aggregate Intrinsic Value
					(In thousands)
Unvested balance—December 31, 2015	145,968	644,014	$0.67	$23.76	$4,551
Granted	—	—	—	—
Vested	(142,843)	(140,711)	0.66	23.76
Canceled/forfeited	—	—	—	—

Unvested balance—June 30, 2016	3,125	503,303	$1.28	$23.76	$2,824

(*)	The weighted-average grant-date fair value per share relates to 1,424,946 shares of restricted stock paid as part of the acquisition of Onyara, of which 503,303 shares are unvested as of June 30, 2016.

The fair value of the restricted stock vested during the three months ended June 30, 2016 and 2015 was $0.8 million and $3.2 million, respectively, and for the six months ended June 30, 2016 and 2015 was $2.0 million and $6.3 million, respectively. As of June 30, 2016, there was $28.8 million of unrecognized stock-based compensation expense related to unvested stock options and restricted stock to be recognized over a weighted-average period of 1.93 years.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units and Performance Stock Units

A summary of information related to RSUs and PSUs for the six months ended June 30, 2016 is presented below:

	Number of Shares Issued Under the 2014 Option Plan	Weighted-Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2015	5,852,619	$23.33
Granted	6,651,295	10.61
Vested	(1,195,990)	23.61
Canceled/forfeited	(428,030)	19.33

Unvested balance—June 30, 2016	10,879,894	$15.57

The fair value of the RSUs and PSUs that vested during each of the three and six months ended June 30, 2016 was $14.1 million and for the three and six months ended June 30, 2015 was $1.1 million. As of June 30, 2016, there was $136.8 million of unrecognized stock-based compensation expense related to RSUs and PSUs to be recognized over a weighted-average period of 1.89 years.

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

The number of shares of restricted stock and early exercised options to purchase common stock outstanding subject to the Company’s right of repurchase at prices ranging from $1.28 to $14.22 per share as of June 30, 2016 was 47,746. The liability for shares subject to repurchase as of June 30, 2016 was $0.6 million, of which $0.3 million is included in accrued expenses and other current liabilities and $0.3 million is included in other long-term liabilities.

Stock-Based Compensation Expense

Total stock-based compensation expense, including stock-based compensation expense to non-employees, by category was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$1,417	$521	$2,775	$791
Sales and marketing	6,039	1,947	11,658	3,364
Research and development	8,778	2,231	16,582	4,354
General and administrative	5,664	2,447	20,325	3,831

Total stock-based compensation expense	$21,898	$7,146	$51,340	$12,340

In February 2016, one of the executives of the Company voluntarily canceled a stock option to purchase 1,185,000 shares. As a result, the Company recognized in general and administrative expense a stock-based compensation expense of $10.0 million for the six months ended June 30, 2016.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less restricted common stock and common stock issued that is subject to repurchase, and excludes any dilutive effects of share based awards. Diluted net loss per share of common stock is computed giving effect to all potential dilutive common shares. As the Company had net losses for the three and six months ended June 30, 2016 and 2015, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(64,197)	$(43,000)	$(129,949)	$(83,590)

Weighted-average shares used in computing net loss per share of common stock	57,314,715	42,416,446	54,716,430	41,946,970

Net loss per share, basic and diluted	$(1.12)	$(1.01)	$(2.37)	$(1.99)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented since including them would have been anti-dilutive:

	As of June 30,
	2016	2015
Common stock warrants	3,250,000	3,250,000
Exercise and conversion of common stock warrants	476,368	476,368
Common stock subject to repurchase	47,746	83,825
Outstanding stock options	8,915,878	12,882,434
Unvested restricted stock, restricted stock units and performance stock units	11,386,322	3,450,912

Total	24,076,314	20,143,539

9. INCOME TAXES

The effective tax rate for the three months ended June 30, 2016 was (0.5) percent compared to (0.3) percent for the same period of 2015. The effective tax rate for the six months ended June 30, 2016 was (0.3) percent compared to (0.2) percent for the same period of 2015. The income tax expense for the three and six months ended June 30, 2016 and 2015 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences and full valuation allowance against net deferred tax assets.

10. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company’s chief operating decision maker reviews financial information on a consolidated basis for the purposes of allocating resources and evaluating financial performance. The Company’s chief operating decision maker has direct reports responsible for various functions within the Company (e.g., business strategy, finance, legal, business development, products, etc.) on a consolidated basis. There are no segment managers who are held accountable for operations or operating results. The Company’s primary growth strategy is predicated upon the growth of the support subscription business, and the Company’s key business metrics reflect this strategy. Professional services are offered with the overall goal of securing and retaining support subscription customers and growing support subscription revenue. Accordingly, management has determined that the Company operates in one reportable segment.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The Company has international sales offices in Australia, Germany, Ireland, Japan, Netherlands, South Korea and the United Kingdom and research and development facilities in Hungary and India. The following presents revenue by country, determined by location of sales office (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$34,003	$26,679	$68,433	$46,913
Rest of world	9,634	3,277	16,546	5,360

Total revenue	$43,637	$29,956	$84,979	$52,273

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

Overview

Hortonworks, Inc. (“Hortonworks,” the “Company,” “we” or “us”) seeks to advance the market adoption of Hadoop and provide enterprises with a new data management solution that enables them to harness the power of big data to transform their businesses through more effective and efficient management of their valuable data assets. A Hadoop cluster combines commodity servers with local storage and an open source software distribution to create a reliable distributed compute and storage platform for large data sets scalable up to petabytes with thousands of servers or nodes. We have two solutions in the market today to address the needs of enterprises for their data: Hortonworks Data Platform (“HDP”) and Hortonworks DataFlow Platform (“HDF”). HDP is an enterprise-scale data management platform built entirely on open source technology including Apache Hadoop. At its core is the next generation computing and resource management framework named Yet Another Resource Negotiator (“YARN”), which uniquely enables a centralized data architecture for batch, interactive and real-time workloads to be executed simultaneously on a single cluster and dataset while extending consistent security, governance and operation across the platform. HDF is complementary to HDP, by automating and securing data flows that collect, conduct and curate real-time business insights and actions derived from sensors, machines, geolocation devices, clicks, logs and social feeds. Our approach is differentiated in that we are committed to serving the Apache Software Foundation open source ecosystem and to sharing all of our product developments with the open source community. We distribute the HDP and HDF software under the Apache open source license in order to provide broad rights for recipients of the software to use, copy, modify and redistribute the software. Consistent with our open source approach, we generally make HDP and HDF available free of charge.

We generate revenue predominantly by selling support subscription offerings and professional services. Our support subscription agreements are typically annual arrangements, but we also have customers with multi-year arrangements. On occasion, we sell engineering services as well as a premium subscription agreement that provides a customer with development input and the opportunity to work more closely with our developers. We price our support subscription offerings based on the number of servers in a cluster, or nodes, core or edge devices, data under management and/or the scope of support provided. Accordingly, our support subscription revenue varies depending on the scale of our customers’ deployments and the scope of the support agreement. Professional services revenue is derived from consulting services engagements and training services. Our consulting services are provided primarily on a time and materials basis, and to a lesser extent, a fixed fee basis, and training services are priced based on attendance. The growth of our total revenue is dependent upon (i) new customer acquisition, (ii) expansion of sales within our existing customers, (iii) the annual renewal of our support subscription agreements by our existing support subscription customers and (iv) professional services fees from consulting and training. Our revenue is subject to fluctuations based upon our success in addressing these factors but may also be impacted by the revenue recognition requirements of our multiple-element customer arrangements. Our early growth strategy has been aimed at acquiring customers for our support subscription offerings via a direct sales force and delivering consulting services. As we grow our business, our longer-term strategy will be to expand our partner network and leverage our partners to deliver a larger proportion of professional services to our customers on our behalf. The implementation of this strategy is expected to result in an increase in upfront costs in order to establish and further cultivate such strategic partnerships, but we expect that it will increase gross margins in the long term as the percentage of our revenue derived from professional services, which has a lower gross margin than our support subscriptions, decreases.

Our ability to successfully implement these strategies is subject to challenges, risks and uncertainties, and our net losses have been increasing year over year. In our efforts to achieve profitability, we have placed and will continue to place an emphasis on investing within our support subscription sales efforts to try to drive increased revenue in both support subscriptions and professional services. If these support subscription sales efforts are not successful, due to unsuccessful execution by us, increased competition in our markets, or other factors, we will find it difficult to add new support subscription customers, and our revenue will not grow as quickly as we would like, and may decline. In addition, our longer-term strategy of leveraging our partners to provide an increasing proportion of professional services to our customers presents certain challenges. This strategy requires us to make upfront expenditures and devote time and attention to cultivating relationships. If we are unable to identify and engage suitable partners that are able to provide such services, or if our partners are unable to provide professional services at the quality level that our customers expect, we may not be able to achieve this transition as quickly as we would like, or at all. We expect that our ability to successfully implement this strategy will have a material impact on whether we can achieve profitability, due to the difference in gross margins on our support subscriptions versus our professional services. If the percentage of our total revenue that comes from professional services does not decrease over time as we expect, or we are not able to establish vendor-specific objective evidence (“VSOE”) for professional services revenue, or continuous growth of subscription revenue does not continue, then our ability to achieve profitability will be negatively impacted.

We have achieved significant growth in recent periods. Our revenue for the three months ended June 30, 2016 and 2015 was $43.6 million and $30.0 million, respectively, and our revenue for the six months ended June 30, 2016 and 2015 was $85.0 million and $52.3 million, respectively. Our operating billings for the three months ended June 30, 2016 and 2015 were $62.2 million and $41.8 million, respectively, and our operating billings for the six months ended June 30, 2016 and 2015 were $115.9 million and $69.9 million, respectively. We incurred net losses for the three months ended June 30, 2016 and 2015 of $64.2 million and $43.0 million, respectively, and net losses for the six months ended June 30, 2016 and 2015 of $129.9 million and $83.6 million, respectively.

Key Factors Affecting Our Performance

Support Subscription Customers. Growth of our revenue from our support subscription offerings is driven by agreements with new support subscription customers, renewals of existing support subscription agreements and increased revenue from existing support subscription customers who are expanding their usage of HDP and HDF. The number of agreements with new support subscription customers signed may vary from period to period for several reasons, including the length of our sales cycle, the effectiveness of our sales and marketing efforts and overall adoption rates of Hadoop-based solutions. The contract value of our support subscriptions with individual support subscription customers varies substantially among customers, and our results of operations may fluctuate from period to period depending on the timing and composition of particular large support subscriptions including engineering services or premium subscription agreements that provide a customer with development input and the opportunity to work more closely with our developers. Our results of operations may also fluctuate, in part, due to the resource-intensive nature of our sales efforts, the length and variability of the sales cycle of our support subscription offerings and the difficulty in making short-term adjustments to our operating expenses based upon deviations from forecasted sales productivity or expectations. The length of our sales cycle from initial evaluation to payment for our support subscription offerings is generally six to nine months, but can extend to one year or more for some customers. In addition, as our professional services engagements frequently relate to initial new support subscription customer deployments of HDP and HDF, growth in our professional services revenue is driven primarily by adding new support subscription customers and the associated sales of engagements relating to customer deployment.

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

Investing in Growth. We will continue to focus on long-term growth. We believe that our market opportunities (HDP and HDF) are large and underpenetrated, and we will continue to invest significantly in sales and marketing to grow our customer base, expand within existing support subscription customers and grow internationally to drive additional revenue. We also expect to invest in research and development to enhance the HDP, HDF, Apache Hadoop and other key Apache Open Source projects including Apache NiFi. To enable our growth, we plan to further invest in other operational and administrative functions including, but not limited to, our customer support organization that provides the basis for customer retention and further expansion. We expect to continue to use the proceeds from our IPO, the concurrent private placement and our follow-on public offering to fund these growth strategies and do not expect to be profitable in the near future. We also intend to leverage business partners for the delivery of professional services. We believe that our sales and marketing, research and development and general and administrative costs will decrease as a percentage of revenue in the long term as we are able to reach economies of scale and achieve process improvements and other operational efficiencies. With this increased operating leverage, we expect our gross and operating margins to increase in the long term.

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

Dollar-Based Net Expansion Rate. We believe that our ability to retain our customers and expand their support subscription revenue over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of nodes, data under management and/or the scope of the support subscription agreements. To date, only a small percentage of our customer agreements have reached the end of their original terms and, as a result, we have not observed a large enough sample of renewals to derive meaningful conclusions. We calculate dollar-based net expansion rate as of a given date as the aggregate annualized subscription contract value as of that date from those customers that were also customers as of the date 12 months prior, divided by the aggregate annualized subscription contract value from all customers as of the date 12 months prior. We calculate annualized support subscription contract value for each support subscription customer as the total subscription contract value as of the reporting date divided by the number of years for which the support subscription customer is under contract as of such date. We report the trailing four-quarter average dollar-based net expansion rate as of each period end. The dollar-based net expansion rate as of June 30, 2016 and December 31, 2015 was 150 percent and 159 percent, respectively.

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

Operating Billings. Operating billings represent the aggregate value of all invoices sent to our customers in a given period. Operating billings for the three months ended June 30, 2016 and 2015 was $62.2 million and $41.8 million, respectively, and for the six months ended June 30, 2016 and 2015 was $115.9 million and $69.9 million, respectively. We have historically disclosed gross billings as a key metric and a non-GAAP financial measure that presented total revenue plus the change in deferred revenue for the same period. Going forward, one would need to add our revenue to our change in deferred revenue to calculate a number that is comparable to our historically reported gross billings numbers.

Components of Results of Operations

Revenue

We generate revenue primarily under multiple-element arrangements that include support subscription offerings combined with consulting and/or training services. On occasion, we sell engineering services as well as a premium subscription offering that allows a higher level of access and development input. We have not yet established VSOE of fair value for our support subscriptions or professional services. Accordingly, for our multiple-element arrangements, we generally recognize revenue on a ratable basis over the period beginning when both the support subscription and professional services have commenced, and ending at the conclusion of the support subscription or professional services period, whichever is longer.

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

General and Administrative. General and administrative expenses consist primarily of personnel costs (including salaries, benefits and stock-based compensation expense) for our executive, finance, human resources, IT, legal and other administrative employees. In addition, general and administrative expenses include fees for third-party professional services, including consulting, accounting and legal services and other corporate expenses and allocated overhead. We expect our general and administrative expenses to continue to increase for the foreseeable future as we continue to invest in the growth of our business. However, we expect our general and administrative expenses to decrease as a percentage of our total revenue over the long term.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Support subscription and professional services revenue:
Support subscription	$31,018	$18,082	$58,652	$31,226
Professional services	12,619	11,874	26,327	21,047

Total support subscription and professional services revenue	43,637	29,956	84,979	52,273
Cost of revenue:
Support subscription	5,880	3,036	10,781	5,585
Professional services	12,181	10,178	23,636	19,089

Total cost of revenue	18,061	13,214	34,417	24,674

Gross profit	25,576	16,742	50,562	27,599
Operating expenses:
Sales and marketing	46,175	33,309	88,258	61,066
Research and development	25,454	14,876	47,605	29,856
General and administrative	18,240	11,419	44,294	20,471

Total operating expenses	89,869	59,604	180,157	111,393

Loss from operations	(64,293)	(42,862)	(129,595)	(83,794)
Other income (expense), net	392	(28)	97	399

Loss before income tax expense	(63,901)	(42,890)	(129,498)	(83,395)
Income tax expense	296	110	451	195

Net loss	$(64,197)	$(43,000)	$(129,949)	$(83,590)

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

Revenue

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2016	2015			2016	2015
	(in thousands)				(in thousands)
Support subscription and professional services revenue:
Support subscription	$31,018	$18,082	$12,936	72%	$58,652	$31,226	$27,426	88%
Professional services	12,619	11,874	745	6%	26,327	21,047	5,280	25%

Total support subscription and professional services revenue	$43,637	$29,956	$13,681	46%	$84,979	$52,273	$32,706	63%

Support subscription revenue for the three and six months June 30, 2016 increased $12.9 million, or 72 percent and $27.4 million, or 88 percent, respectively, compared to the same periods in 2015. The increases were primarily due to the growth in our support subscription customer base as well as sales of additional support subscriptions to our existing customers.

Professional services revenue for the three and six months ended June 30, 2016 increased $0.7 million, or 6 percent and $5.3 million, or 25 percent, respectively, compared to the same periods in 2015. The increases were primarily due to the growth in our support subscription customer base and associated sales of additional professional services to our existing customers.

Cost of Revenue

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2016	2015			2016	2015
	(in thousands)				(in thousands)
Cost of revenue:
Cost of support subscription	$5,880	$3,036	$2,844	94%	$10,781	$5,585	$5,196	93%
Cost of professional services	12,181	10,178	2,003	20%	23,636	19,089	4,547	24%

Total cost of revenue	$18,061	$13,214	$4,847	37%	$34,417	$24,674	$9,743	39%

Cost of support subscription revenue increased $2.8 million for the three months ended June 30, 2016 compared to the same period in 2015. The increase was primarily attributable to a $2.4 million increase in employee-related expenses as a result of an increase in headcount to support new customer growth. Cost of support subscription revenue increased $5.2 million for the six months ended June 30, 2016 compared to the same period in 2015. The increase was primarily attributable to a $4.4 million increase in employee-related expenses as a result of an increase in headcount to support new customer growth.

Cost of professional services revenue increased $2.0 million for the three months ended June 30, 2016 compared to the same period in 2015. The increase was primarily attributable to a $1.9 million increase in employee-related expenses as a result of an increase in headcount. Cost of professional services revenue increased $4.5 million for the six months ended June 30, 2016 compared to the same period in 2015. The increase was primarily attributable to a $4.0 million increase in employee-related expenses, which included $1.1 million of stock-based compensation expense, primarily as a result of an increase in headcount.

Sales and Marketing

	Three Months Ended June 30,			% Change	Six Months Ended June 30,			% Change
	2016	2015	$ Change		2016	2015	$ Change
	(in thousands)				(in thousands)
Sales and marketing	$46,175	$33,309	$12,866	39%	$88,258	$61,066	$27,192	45%

Sales and marketing expenses increased $12.9 million for the three months ended June 30, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase in employee-related expenses of $11.9 million, which included $4.1 million of stock-based compensation expense, primarily as a result of an increase in headcount. Sales and marketing expenses increased $27.2 million for the six months ended June 30, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase in employee-related expenses of $24.0 million, which included $8.3 million of stock-based compensation expense, primarily as a result of an increase in headcount. In addition, travel expenses increased by $2.0 million due to increased headcount to support the growth in our business.

Research and Development

	Three Months Ended June 30,			% Change	Six Months Ended June 30,		$ Change	% Change
	2016	2015	$ Change		2016	2015
	(in thousands)				(in thousands)
Research and development	$25,454	$14,876	$10,578	71%	$47,605	$29,856	$17,749	59%

Research and development expenses increased $10.6 million for the three months ended June 30, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase in employee-related expenses of $9.1 million, which included $6.5 million of stock-based compensation expense primarily as a result of an increase in headcount. Research and development expenses increased $17.7 million for the six months ended June 30, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase in employee-related expenses of $15.5 million, which included $12.2 million of stock-based compensation expense primarily as a result of an increase in headcount.

General and Administrative

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2016	2015			2016	2015
	(in thousands)				(in thousands)
General and administrative	$18,240	$11,419	$6,821	60%	$44,294	$20,471	$23,823	116%

General and administrative expenses increased $6.8 million for the three months ended June 30, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase in employee-related expenses of $5.0 million, which included $3.2 million of stock-based compensation expense primarily as a result of an increase in headcount. In addition, outside services expenses increased by $1.6 million. General and administrative expenses increased $23.8 million for the six months ended June 30, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase in employee-related expenses of $20.6 million, which includes $16.5 million of stock-based compensation expense. The increase in stock-based compensation expense was primarily due to the accelerated recognition of $10.0 million in stock-based compensation expense related to the cancellation of stock options to purchase 1,185,000 shares from one of our executives in February 2016. The remaining increase in stock-based compensation expense was due to an increase in headcount. In addition, general and administrative expenses increased due to an increase in outside services expenses of $1.3 million and the impairment charge of $0.7 million on our promissory note receivable.

Liquidity and Capital Resources

As of June 30, 2016, our principal sources of liquidity were cash and cash equivalents and investments totaling $130.1 million, compared to $96.9 million at December 31, 2015, which were held for working capital purposes. Cash and cash equivalents are comprised primarily of cash deposits, certificates of deposit, money market funds and commercial paper. Our short-term and long-term investments are primarily comprised of treasury bills, commercial paper, certificates of deposit, corporate notes and bonds, U.S government securities and our promissory note receivable.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash used in operating activities	$(49,756)	$(50,745)
Cash used in investing activities	$(39,499)	$(50,056)
Cash provided by financing activities	$91,299	$2,486

To date, we have financed our operations primarily through private placements of preferred stock, our IPO, the concurrent private placement of our common stock, our follow-on public offering and cash collected from sales of our support subscriptions and professional services to customers. We believe that our existing cash and cash equivalents and investments totaling $130.1 million will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

Our expected future capital requirements may depend on many factors, including customer retention and expansion, the timing and extent of spending on platform development efforts, the expansion of sales, marketing and product management activities and ongoing investments to support the growth of our business in the United States and internationally. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms that are acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.

Operating Activities

After our net loss of $129.9 million was adjusted to exclude non-cash items, operating activities used $49.8 million of cash during the six months ended June 30, 2016. Significant non-cash items included stock-based compensation expense of $51.3 million and depreciation and amortization of $4.2 million. Changes in our operating assets and liabilities increased $23.5 million for the six months ended June 30, 2016 primarily due to changes in deferred revenue, accounts payable and accrued compensation and benefits of $24.8 million, $6.8 million and $3.0 million, respectively, offset by changes in accounts receivable and accrued expenses and other current liabilities of $7.9 million and $1.5 million, respectively.

After our net loss of $83.6 million was adjusted to exclude non-cash items, operating activities used $50.7 million of cash during the six months ended June 30, 2015. Significant non-cash items included stock-based compensation expense of $12.3 million and depreciation and amortization of $2.5 million. Changes in our operating assets and liabilities increased $17.5 million for the six months ended June 30, 2015 primarily due to changes in deferred revenue, accrued expenses and other current liabilities, and accrued compensation and benefits of $17.7 million, $5.8 million and $2.4 million, respectively, offset by changes in accounts receivable and prepaid expenses and other current assets of $9.0 million and $2.0 million, respectively.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2016 was $39.5 million. The primary outflow of cash associated with investing activities were related to the purchases of investments and property and equipment of $80.5 million and $7.3 million, respectively, offset by sales and maturity of investments of $48.3 million.

Cash used in investing activities for the six months ended June 30, 2015 was $50.1 million. The primary outflow of cash associated with investing activities were related to the purchases of investments and property and equipment, acquisition of SequenceIQ and issuance of promissory note receivable of $72.4 million, $7.6 million, $3.7 million, and $2.5 million respectively, offset by maturity of investments of $36.1 million.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2016 of $91.3 million consisted primarily of net proceeds from the sale of follow-on public offering and issuance of common stock of $87.2 million and $5.9 million, respectively. These factors were partially offset by payments of contingent consideration related to business combinations of $1.6 million.

Cash provided by financing activities for the six months ended June 30, 2015 of $2.5 million was due to net proceeds from issuance of common stock.

Contractual Obligations and Other Commitments

As of June 30, 2016, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

Through June 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Segment Information

We operate in one reportable segment.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates.

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

Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and investments totaling $130.1 million and $96.9 million as of June 30, 2016 and December 31, 2015, respectively. Cash and cash equivalents are comprised of cash deposits, certificates of deposit, money market funds and commercial paper. Our short-term and long-term investments are primarily comprised of treasury bills, commercial paper, certificates of deposit, corporate notes and bonds, United States government securities and our promissory note receivable. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Due to the predominantly short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

Our promissory note receivable is with a third-party professional services provider. During the six months ended June 30, 2016, we recognized in general and administrative expense an impairment charge on the promissory note receivable of $0.7 million, decreasing the carrying value to $1.9 million. We compared the amortized cost basis of the promissory note receivable to the present value of the future cash flows expected from the promissory note receivable to determine the impairment charge recognized. Our maximum exposure to credit risk is the principal amount of the note of $1.9 million plus accrued and unpaid interest. We will continue to monitor the receivable for collectability going forward.

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

In our 10-K filing for the fiscal year ended December 31, 2015, we determined that a secondary review of specific agreements was not performed at a sufficiently detailed level. Such review would have provided oversight related to the recognition of revenue and deferred revenue for a subset of non-standard license transactions where renewal rates for post-contract support were stated upon commencement of the arrangement. These findings were related to the design effectiveness of the control. Although the adjustments identified and recorded during the year related to the subset of non-standard license transactions were not material, we concluded the deficiency presented a reasonable possibility that a material misstatement of the consolidated financial statements would not have been prevented or detected. Accordingly, management determined the design deficiency constituted a material weakness.

Remediation Steps Taken to Address the Material Weakness

During the six months ended June 30, 2016, with the oversight of our management and our audit committee, we have taken or are taking the following measures, which we believe will address the underlying causes of the material weakness described above.

•	We have reinforced the usage of specific item codes to identify the non-standard transactions;

•	We are continuing to track and monitor non-standard license transactions while also obtaining approvals for these transactions from management;

•	We have implemented multiple levels of review for non-standard license transactions relative to proper revenue recognition accounting treatment;

•	We have enhanced the documentation related to our identification and assessment of non-standard license transactions;

•	We added resources to assist with preparation and review of the revenue recognition treatment documented for non-standard license transactions; and

•	We conducted discussions with external accounting experts on large amount and non-standard transactions regarding revenue recognition treatment.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below:

During the three months ended June 30, 2016, we continued to implement the enhanced internal controls related to our revenue recognition review process. The changes included additional levels of review and tracking related to our revenue recognition treatment of transactions and a separate control for non-standard license transactions.

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

On February 29, 2016, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of California, captioned Monachelli v. Hortonworks, Inc., Case No. 3:16-cv-00980-SI. The lawsuit names as defendants the Company, Robert G. Bearden, and Scott J. Davidson. Plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly making materially false and misleading statements regarding the Company’s business and operations. On June 1, 2016, the court entered an order appointing a lead plaintiff and lead counsel. On July 28, 2016, the lead plaintiff and another named plaintiff filed an amended complaint seeking to represent a class of persons who purchased or otherwise acquired Hortonworks’ securities between August 5, 2015 and January 15, 2016, inclusive. Plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. Based on a review of the allegations, we believe that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims.

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

We have incurred net losses since our inception, including net losses of $129.9 million and $83.6 million for the six months ended June 30, 2016 and 2015, respectively. As a result, we had an accumulated deficit of $580.8 million at June 30, 2016. It is difficult for us to predict our future results of operations since the market for our solutions is rapidly evolving and has not yet reached widespread adoption. We may not achieve sufficient revenue to attain and maintain profitability. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, and continue to invest in the development of the Hortonworks Data Platform (“HDP”) and Hortonworks DataFlow Platform (“HDF”) offerings. In addition, as we grow and as a result of being a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenses, we will have to generate and sustain increased revenue to be profitable in future periods. Any failure by us to sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

A significant portion of our revenue has been concentrated among a relatively small number of large customers. The revenue from our three largest customers as a group accounted for approximately 14 percent and 20 percent of our total revenue for the three months ended June 30, 2016 and 2015, respectively, and 14 percent and 22 percent for the six months ended June 30, 2016 and 2015, respectively. While we expect that the revenue from our largest customers will continue to decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we expect that revenue from a relatively small group of customers will continue to account for a significant portion of our revenue, at least in the near term. Our customer agreements generally do not contain long-term commitments from our customers, and our customers may be able to terminate their agreements with us prior to expiration of the term.

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

We have increased our number of full-time employees to 1,085 at June 30, 2016 from 745 at June 30, 2015 and have increased our revenue to $85.0 million in the six months ended June 30, 2016 from $52.3 million in the same period of 2015. Our recent growth and expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to continue to expand our overall business, customer base, headcount and operations. Continued growth increases the challenges involved in:

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

In the course of our selling efforts, we typically enter into sales arrangements pursuant to which we provide support subscription offerings and professional services. We refer to each individual product or service as an “element” of the overall sales arrangement. These arrangements typically require us to deliver particular elements in a future period. We apply software revenue recognition rules under GAAP. In certain cases, when we enter into more than one contract with a single customer, the group of contracts may be so closely related that they are viewed under GAAP as one multiple-element arrangement for purposes of determining the appropriate amount and timing of revenue recognition. As we discuss further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” because we do not have VSOE for our support subscription offerings, and because we may offer certain contractual provisions to our customers, such as delivery of support subscription offerings and professional services, or specified functionality, or because multiple contracts signed in different periods may be viewed as giving rise to multiple elements of a single arrangement, we may be required under GAAP to defer revenue to future periods. Typically, for arrangements providing for support subscription offerings and professional services, we have recognized as revenue the entire arrangement fee ratably over the support subscription period, although the appropriate timing of revenue recognition must be evaluated on an arrangement-by-arrangement basis and may differ from arrangement to arrangement. If we are unexpectedly required to defer revenue to future periods for a significant portion of our sales, our revenue and overall operating results for a particular period could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

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

We principally sell our offerings through sales personnel in the United States, Australia, Brazil, Canada, France, Germany, India, Ireland, Japan, South Korea, the Netherlands, Sweden and the United Kingdom and currently have operations in the United States, Australia, Hungary, India, Ireland and the United Kingdom. We also have development teams in Budapest, Hungary, Bangalore, India and Kiev, Ukraine and a number of distributor and reseller relationships for our support subscription offerings and our professional services in other international markets. Conducting international operations subjects us to risks that we have not generally faced in the United States. These risks include:

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

As of August 1, 2016, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 41 percent of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders will be able to control elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Additional sales of our common stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of June 30, 2016, we had 58,906,473 shares of common stock outstanding, which excludes any shares of common stock issuable upon exercise of warrants and options outstanding as of such date. In addition, as of June 30, 2016, there were outstanding options and warrants to purchase 12,642,246 shares of our common stock. These options and warrants, if exercised, will result in these additional shares becoming available for sale. Sales by these stockholders, option holders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, some holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we might file for ourselves or other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 6. Exhibits.

The following documents are filed as part of this report:

1. Consolidated Financial Statements

2. Exhibits

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

Hortonworks, Inc.

Date: August 9, 2016	By:	/s/ Scott Davidson
Scott Davidson
Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT

INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Registrant’s Amended and Restated 2014 Stock Option and Incentive Plan.					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hortonworks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.