Form 10-Q
period 2016-09-30
Hortonworks, Inc.
filed 2016-11-08
CIK 1610532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of Registrant’s Common Stock outstanding as of November 1, 2016 was 60,762,211.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

HORTONWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$35,830	$35,748
Short-term investments	47,672	58,553
Accounts receivable, net	78,003	53,913
Prepaid expenses and other current assets	6,250	5,276

Total current assets	167,755	153,490
Property and equipment, net	20,671	15,422
Long-term investments	12,061	2,592
Goodwill	34,333	34,333
Intangible assets, net	3,342	4,002
Other assets	890	872
Restricted cash	1,319	1,308

Total assets	$240,371	$212,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,990	$6,365
Accrued compensation and benefits	15,495	12,685
Accrued expenses and other current liabilities	10,772	14,989
Deferred revenue	105,964	90,407

Total current liabilities	142,221	124,446
Long-term deferred revenue	50,837	16,372
Other long-term liabilities	2,549	3,610

Total liabilities	195,607	144,428

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share—25,000,000 shares authorized; none issued or outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, par value of $0.0001 per share—500,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 59,920,186 and 45,692,391 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	7	5
Additional paid-in capital	690,985	518,986
Accumulated other comprehensive loss	(739)	(546)
Accumulated deficit	(645,489)	(450,854)

Total stockholders’ equity	44,764	67,591

Total liabilities and stockholders’ equity	$240,371	$212,019

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Support subscription and professional services revenue:
Support subscription (includes contra-revenue of $65 for the three and nine months ended September 30, 2015)	$32,468	$20,947	$91,120	$52,173
Professional services	15,055	11,303	41,382	32,350

Total support subscription and professional services revenue	47,523	32,250	132,502	84,523
Cost of revenue:
Support subscription	6,400	3,629	17,181	9,214
Professional services	13,375	11,171	37,011	30,260

Total cost of revenue	19,775	14,800	54,192	39,474

Gross profit	27,748	17,450	78,310	45,049
Operating expenses:
Sales and marketing	48,807	34,017	137,065	95,083
Research and development	26,028	16,382	73,633	46,238
General and administrative	17,298	12,297	61,592	32,768

Total operating expenses	92,133	62,696	272,290	174,089

Loss from operations	(64,385)	(45,246)	(193,980)	(129,040)
Other (expense) income, net	(10)	88	87	487

Loss before income tax expense	(64,395)	(45,158)	(193,893)	(128,553)
Income tax expense	291	135	742	330

Net loss	$(64,686)	$(45,293)	$(194,635)	$(128,883)

Net loss per share of common stock, basic and diluted	$(1.10)	$(1.03)	$(3.47)	$(3.02)

Weighted-average shares used in computing net loss per share of common stock, basic and diluted	59,018,867	43,968,697	56,141,354	42,626,865

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(64,686)	$(45,293)	$(194,635)	$(128,883)
Items of other comprehensive income (loss):
Unrealized (loss) gain on investments, net of tax of $0 for all periods presented	(40)	23	67	68
Foreign currency translation adjustment	(55)	(179)	(260)	(231)

Total other comprehensive loss	(95)	(156)	(193)	(163)

Total comprehensive loss	$(64,781)	$(45,449)	$(194,828)	$(129,046)

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(194,635)	$(128,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,237	3,061
Amortization of premiums from investments	721	756
Amortization of intangible assets	660	171
Stock-based compensation expense	75,560	23,719
Impairment of promissory note receivable	717	—
Loss on disposal of assets	—	520
Provision for losses on accounts receivable	409	—
Other	30	—
Changes in operating assets and liabilities:
Accounts receivable	(24,367)	(13,259)
Prepaid expenses and other current assets	(557)	(2,302)
Other assets	(57)	(726)
Accounts payable	4,108	78
Accrued expenses and other current liabilities	(543)	5,525
Accrued compensation and benefits	2,901	1,529
Deferred revenue	49,663	29,148
Other long-term liabilities	(742)	106

Net cash used in operating activities	(80,895)	(80,557)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(80,519)	(90,988)
Proceeds from sales of investments	7,316	—
Proceeds from maturities of investments	73,320	77,017
Acquisitions, net	—	(3,541)
Issuance of promissory note receivable	—	(2,500)
Purchases of property and equipment	(11,065)	(11,373)
Change in restricted cash	(11)	31

Net cash used in investing activities	(10,959)	(31,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from follow-on public offering, net of issuance costs	87,233	—
Proceeds from issuance of common stock	8,821	8,752
Payments for deferred offering costs	—	(835)
Purchase of treasury stock	(474)	—
Payment of contingent consideration related to an acquisition	(1,625)	—
Payment of acquisition-related liability	(1,875)	—
Payments of capital lease liability	(103)	—

Net cash provided by financing activities	91,977	7,917

Effect of exchange rate changes on cash and cash equivalents	(41)	—
Net increase (decrease) in cash and cash equivalents	82	(103,994)
Cash and cash equivalents—Beginning of period	35,748	129,084

Cash and cash equivalents—End of period	$35,830	$25,090

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Fair value of shares issued in connection with acquisitions	—	$27,593

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

In December 2014, the Company completed its initial public offering and concurrent private placement (collectively, the “IPO”) of 7,673,986 shares of common stock, including 486,486 shares in a concurrent private placement and 937,500 shares of common stock from the full exercise of the option to purchase additional shares granted to the underwriters, at a price of $16.00 per share. The Company received net cash proceeds of $109.6 million from the sale of shares of common stock. Immediately prior to the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 21,949,525 shares of common stock.

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

Out-of-Period Adjustment

During the nine months ended September 30, 2016, the Company recorded an out-of-period adjustment related to revenue recognition for customer contracts with acceptance clauses, resulting in an increase of total revenue by approximately $0.7 million. The adjustment was primarily associated with the four quarterly periods ended December 31, 2015. The Company evaluated the adjustment considering both quantitative and qualitative factors and concluded the adjustment was not material to previously issued and current period financial statements.

Correction of an Error in Previously Issued Financial Statements

Subsequent to the initial filing of the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, the Company identified misstatements in certain revenue accounts related to prior periods. See reconciliation of prior periods for adjustments related to the recognition of revenue in the table below. Accordingly, the Company has corrected the misstatements for the three and nine months ended September 30, 2015 in the accompanying financial statements. The Company assessed the materiality of these misstatements quantitatively and qualitatively and has concluded that the correction of these errors are immaterial to the consolidated financial statements taken as a whole. The misstatements increased net loss by approximately $0.8 million and $2.0 million for the three and nine months ended September 30, 2015, respectively, and had no net impact on the balance sheet or cash flows from operating, investing or financing activities.

	Three Months Ended, September 30, 2015	Nine Months Ended, September 30, 2015
	(in thousands)
Previously filed support subscription and professional services revenue:
Support subscription	$21,748	$54,134
Professional services	11,303	32,375

Total previously filed support subscription and professional services revenue	33,051	86,509

Adjustments to subscription and professional services revenue:
Support subscription	(801)	(1,961)
Professional services	—	(25)

Total adjustments to subscription and professional services revenue	(801)	(1,986)

Adjusted support subscription and professional services revenue:
Support subscription	20,947	52,173
Professional services	11,303	32,350

Total adjusted support subscription and professional services revenue	$32,250	$84,523

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

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate that ASU 2016-15 will have a material impact on its consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU No. 2014-09 by one year allowing early adoption as of the original effective date January 1, 2017. The deferral results in the new revenue standard being effective for the Company January 1, 2018. Additional ASUs have been issued to amend or clarify the new guidance in ASC Topic 606 as follows:

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

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2016 that are of significance or potential significance to the Company, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

2. FAIR VALUE MEASUREMENTS

The following table summarizes the investments in available-for-sale securities (in thousands):

	September 30, 2016
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$2,092	$4	$—	$2,096
Certificates of deposit	2,630	2	—	2,632
Commercial paper	16,733	1	(3)	16,731
Corporate notes and bonds	48,316	41	(40)	48,317

Total investments in available-for-sale securities	$69,771	$48	$(43)	$69,776

	December 31, 2015
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$3,493	$6	$—	$3,499
U.S. government securities	2,071	—	(2)	2,069
Certificates of deposit	4,172	—	(1)	4,171
Commercial paper	10,727	2	(5)	10,724
Corporate notes and bonds	40,397	—	(62)	40,335

Total investments in available-for-sale securities	$60,860	$8	$(70)	$60,798

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,279	—	—	$1,279
Commercial paper	—	11,993	—	11,993
Short-term investments:
Certificates of deposit	—	2,632	—	2,632
Commercial paper	—	4,738	—	4,738
Corporate notes and bonds	—	40,302	—	40,302
Long-term investments:
U.S. government securities	—	2,096	—	2,096
Corporate notes and bonds	—	8,015	—	8,015

Total financial assets	$1,279	$69,776	$—	$71,055

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

Where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value. This pricing methodology applies to Level 1 investments, which are composed of money market funds and U.S. Treasury bills. If quoted prices in active markets for identical assets are not available, then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable, either directly or indirectly. These investments are included in Level 2 and consist of commercial paper, certificates of deposit, corporate notes and bonds and U.S. government securities. Commercial paper is valued using market prices, if available, adjusting for accretion of the purchase price to face value at maturity.

The Company entered into a three-year, $2.5 million promissory note receivable with a third-party service provider in February 2015, which bears interest at 4 percent per annum. The promissory note receivable is valued on a non-recurring basis and is classified as held-to-maturity within long-term investments. The carrying amounts of accounts receivable, prepaid expenses, accounts payable, accrued expenses and other current liabilities and accrued compensation and benefits approximate fair value. During the nine months ended September 30, 2016, the Company recognized an impairment charge of $0.7 million in operating expenses related to the promissory note receivable, decreasing the carrying value to $2.0 million. The Company compared the amortized cost basis of the promissory note receivable to the present value of the future cash flows expected from the promissory note receivable to determine the impairment charge recognized.

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

The Company estimated the acquisition date fair value of the contingent consideration payable of $1.6 million based on various estimates including a discount rate based on the estimated timing of achievement of product milestones, the probability of achievement and other risk factors, all of which the Company believes are appropriate and representative of market participant assumptions. Upon the achievement of product milestones in January 2016, the Company paid the fair value of the contingent consideration liability of $1.7 million. As of September 30, 2016, there is no contingent consideration liability outstanding.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. During the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company did not make any transfers between Level 1, Level 2, or Level 3 investments.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Gross unrealized gains and losses were not material as of September 30, 2016 and December 31, 2015. Realized gains and losses were not material for both the three and nine months ended September 30, 2016 and 2015. As of September 30, 2016 and December 31, 2015, there were no securities that were in an unrealized loss position for more than 12 months.

3. BUSINESS COMBINATIONS

Transactions completed in 2016

The Company did not complete any acquisitions during the nine months ended September 30, 2016.

Transactions completed in 2015

Onyara Inc. On August 31, 2015, the Company acquired Onyara Inc. (“Onyara”), the creator of and key contributor to Apache NiFi. The acquisition enables customers to automate and secure data flows and to collect, conduct and curate real-time business insights and actions derived from data-in-motion. As a result of the acquisition, the Company introduced HDF powered by Apache NiFi, which simplifies and accelerates the flow of data-in-motion into HDP for full fidelity analytics.

The acquisition date fair value of the purchase consideration was $26.5 million, which included the following (in thousands):

Common stock (921,643 shares at fair value of $23.76 per share)	$21,898
Holdback of 194,259 shares of common stock for a period of 12 months for general representations and warranties	4,616

Total	$26,514

The total purchase consideration of $26.5 million exceeded the estimated fair value of the net tangible and identifiable intangible assets and liabilities acquired. Prior to the acquisition, Apache NiFi was open sourced in November 2014 as part of the National Security Agency Technology Transfer Program. As a result, no technology was acquired and the Company recorded goodwill of $26.4 million in connection with this transaction. The goodwill is attributable to the synergies expected from combining Onyara’s operations with the Company’s operations. The goodwill is not deductible for tax purposes.

Under the terms of the agreement, all outstanding shares of Onyara’s capital stock, options to purchase Onyara capital stock and any other securities convertible into, exercisable for or exchangeable for shares of Onyara capital were canceled in exchange for an aggregate of approximately 1.6 million shares of the Company’s common stock with a fair value of approximately $38.5 million. Of these shares, 1.1 million shares with a fair value of approximately $26.5 million were allocated to purchase consideration. The remaining 0.5 million shares with a fair value of approximately $12.0 million were considered post-combination remuneration which will be recorded as stock-based compensation expense over the vesting period of up to three years. The vesting of these restricted stock units is contingent upon continued employment. The related acquisition costs, consisting primarily of legal expenses in the amount of $0.4 million during the nine months ended September 30, 2015, were expensed as incurred.

The following table summarizes the allocation of the consideration paid of approximately $26.5 million to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Goodwill	$26,429
Cash	180
Tangible liabilities acquired	(95)

Total	$26,514

In connection with the acquisition, the Company also issued restricted stock units covering 0.2 million shares of the Company’s common stock with a fair value of approximately $5.2 million, which is being recognized as stock-based compensation expense as the restricted stock units vest over three years. The vesting of these restricted stock units is contingent upon continued employment. As such, the Company will account for such payments as post-combination remuneration, to be recognized in operating expenses in the statement of operations as the services are performed.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The results of operations of Onyara have been included in the Company’s condensed consolidated statements of operations from the acquisition date.

Sequence IQ. On April 23, 2015, the Company acquired 100 percent of the voting shares of SequenceIQ, an open source provider of rapid deployment tools for Hadoop, to deliver a consistent and automated solution for launching on-demand Hadoop clusters in the cloud or to any environment that supports Docker containers. This acquisition complements the Company’s strategy of providing enterprise customers the broadest choice of consumption options for the HDP, from on-premise deployments to cloud architectures.

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

The acquisition of SequenceIQ provided the Company with developed technology. The Company determined that the fair value of the developed technology was approximately $4.4 million using the cost approach. The cost approach reflects the amount that would be required currently (at the acquisition date) to replace the service capacity of an asset. The assumptions underlying the fair value calculation include: the labor required using a burdened overhead rate, the development period, a developer’s profit based on the operating profitability of market participants and the opportunity cost based on the estimated required return on investment over the development period using venture capital rates of return and private capital rates of return for enterprises at a similar stage of development as SequenceIQ. A deferred tax liability related to the fair value of the developed technology obtained in the acquisition was also recognized. The Company recognized goodwill of $5.8 million equal to the excess of the purchase consideration over the fair value of the assets acquired and the liabilities assumed inclusive of approximately $0.4 million related to a deferred tax liability recognized in the acquisition. The goodwill is attributable to the synergies expected from combining SequenceIQ’s operations with the Company’s operations. None of the goodwill is deductible for tax purposes.

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

The Company’s business combinations completed during the nine months ended September 30, 2015 did not have a material impact on the Company’s condensed consolidated financial statements and therefore actual and pro forma disclosures have not been presented.

4. INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets, net	$4,395	$(1,053)	$3,342

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets, net	$4,395	$(393)	$4,002

For the three and nine months ended September 30, 2016, the Company recognized amortization expense for intangible assets of $0.2 million and $0.7 million in operating expenses, respectively, and for both the three and nine months ended September 30, 2015, the Company recognized amortization expense for intangible assets of $0.2 million in operating expenses. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2016 and each of the succeeding years is as follows: three months ending December 31, 2016: $0.2 million; 2017: $0.9 million; 2018: $0.9 million; 2019: $0.9 million; and 2020: $0.5 million.

5. COMMITMENTS AND CONTINGENCIES

The Company has a number of operating lease agreements primarily involving office space and data center equipment. These leases are non-cancelable with original lease periods up to 15 years, which expire between 2016 and 2031. Lease expense is recognized on a straight-line basis over the lease term. The Company subleases some excess capacity to a subtenant under a non-cancelable operating lease.

Rent expense incurred under operating leases was $2.5 million and $2.2 million for the three months ended September 30, 2016 and 2015, respectively, and $7.3 million and $5.8 million for the nine months ended September 30, 2016 and 2015, respectively.

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

On June 9, 2014, the Company issued a warrant to purchase a number of shares of common stock up to 1 percent of the sum of (i) 45,585,496, plus (ii) the number of shares of Series D preferred stock or shares of such stock issuable upon exercise of warrants to purchase such stock (on an as converted to common stock basis) issued or issuable upon exercise of warrants to purchase Series D Preferred Stock that were sold, if any, by the Company during the period commencing on June 9, 2014 and ending immediately prior to the occurrence of a corporate event at an exercise price of $8.46 per share. The warrant was issued to Yahoo! in exchange for the amendment of the rights held by Yahoo! under Section 2.11 of the Investors’ Rights Agreement to approve an acquisition of Hortonworks, which removed a competitor of Yahoo! from the list of companies over which Yahoo! has such blocking rights. As of September 30, 2016, the warrant was exercisable into 476,368 shares of common stock.

Each warrant expires nine years from the date of issuance. The warrants vested upon consummation of the Company’s IPO in December 2014. As of September 30, 2016, neither warrant had been exercised into shares of common stock.

7. STOCKHOLDERS’ EQUITY

Common Stock

Each share of common stock is entitled to one vote for matters to be voted on by the stockholders of the Company. The holders of common stock are also entitled to receive dividends whenever declared by the Board of Directors from legally available funds.

2011 Stock Option and Grant Plan

In December 2014, in connection with the closing of the Company’s initial public offering, the Hortonworks, Inc. 2011 Stock Option Plan and Grant Plan (the “2011 Plan”) was terminated and shares authorized for issuance under the 2011 Plan were canceled (except for those shares reserved for issuance upon exercise of outstanding stock options). As of September 30, 2016, options to purchase 7,187,994 shares of common stock were outstanding under the 2011 Plan pursuant to their original terms and no shares were available for future grant.

2014 Stock Option and Incentive Plan

The Hortonworks, Inc. 2014 Stock Option and Incentive Plan (the “2014 Plan”) was adopted by the Company’s Board of Directors in September 2014. The 2014 Plan was approved by the Company’s stockholders in November 2014 and became effective immediately prior to the closing of the Company’s IPO. An amendment and restatement of the 2014 Plan (the “Amended 2014 Plan”) was approved by the Board of Directors in April 2016 and by the Company’s stockholders in May 2016. The Amended 2014 Plan allows the Compensation Committee to make equity-based incentive awards to the Company’s full or part-time officers, employees, non-employee directors and consultants.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The Company initially reserved 6,000,000 shares of the Company’s common stock for the issuance of awards under the 2014 Plan, plus 923,732 shares of the Company’s common stock that remained available for issuance under the 2011 Plan as of the Company’s IPO date. The amendment and restatement of the 2014 Plan increased the number of shares reserved for issuance under the Amended 2014 Plan by 7,000,000 shares. The Amended 2014 Plan also provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2015, by 5 percent of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s Compensation Committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization.

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

In October 2015, under the 2014 Plan, the Company granted 266,084 PSUs to the Grantees that vest upon (a) the achievement of specified performance targets as set by the Compensation Committee and (b) the Grantee remaining employed for the duration of the respective 12-month performance cycle over a service period of up to two years, with such service periods commencing on January 1, 2016. The number of PSUs that vest for a given performance cycle is based on the Company’s achievement percentile for earnings before interest, taxes, depreciation and amortization (“EBITDA”) growth and revenue growth relative to the linear ranking of a pre-selected group of the Company’s peers.

As of September 30, 2016, options to purchase shares of stock, restricted stock units (“RSUs”), PSUs and restricted stock covering an aggregate of 11,604,665 shares of common stock were outstanding under the Amended 2014 Plan.

On January 1, 2016, the shares reserved for issuance under the 2014 Plan increased by 2,326,899, resulting in 18,863,638 total shares reserved for issuance under the Amended 2014 Plan as of September 30, 2016, of which 5,325,656 remained available for issuance.

2014 Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan (the “ESPP”) was adopted and approved by the Company’s Board of Directors in September 2014, was adopted and approved by the Company’s stockholders in November 2014 and was amended in August 2015, to allow employees of certain of the Company’s non-U.S. subsidiaries to participate in the ESPP. The ESPP initially reserved and authorized the issuance of up to a total of 2,500,000 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2015, by the lesser of (i) 1,000,000 shares of common stock, (ii) 1 percent of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or (iii) such lesser number of shares as determined by the ESPP administrator. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. On January 1, 2016, the shares reserved for issuance increased by 465,225, resulting in 3,392,473 total shares reserved for issuance under the ESPP as of September 30, 2016.

Each employee who is a participant in the ESPP may purchase shares by authorizing payroll deductions of up to 15 percent of his or her base compensation during an offering period. Unless the participating employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase shares on the last business day of the offering period at a price equal to 85 percent of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Under applicable tax rules, an employee may purchase no more than $25,000 worth of shares of common stock, valued at the start of the purchase period, under the ESPP in any calendar year. There is no minimum holding period associated with shares purchased pursuant to the ESPP.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2016, there was $2.0 million of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.62 years.

Stock Options

A summary of information related to stock options for the nine months ended September 30, 2016 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding—December 31, 2015	11,552,487	$9.80	7.82	$140,873
Options granted	—	—
Options exercised	(1,308,409)	2.44
Options canceled/forfeited	(2,191,998)	14.67

Outstanding—September 30, 2016	8,052,080	$9.68	6.88	$18,861

Vested and expected to vest—September 30, 2016	7,888,937	$9.58	6.82	$18,793

Exercisable—September 30, 2016	5,233,231	$7.93	6.41	$16,627

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised for the three months ended September 30, 2016 and 2015 was $2.8 million and $11.8 million, respectively, and for the nine months ended September 30, 2016 and 2015 was $10.9 million and $38.4 million, respectively.

Restricted Stock

A summary of information related to restricted stock for the nine months ended September 30, 2016 is presented below:

	Number of Shares Issued Under the Stock Plans	Number of Shares Issued Outside the Stock Plans	Weighted- Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share (*)	Aggregate Intrinsic Value
					(In thousands)
Unvested balance—December 31, 2015	145,968	644,014	$0.67	$23.76	$4,551
Granted	—	—	—	—
Vested	(144,718)	(368,179)	0.67	23.76
Canceled/forfeited	—	—	—	—

Unvested balance—September 30, 2016	1,250	275,835	$1.28	$23.76	$400

(*)

The weighted-average grant-date fair value per share relates to 1,424,946 shares of restricted stock paid as part of the acquisition of Onyara, of which 275,835 shares are unvested as of September 30, 2016.

The fair value of the restricted stock vested during the three months ended September 30, 2016 and 2015 was $2.5 million and $29.6 million, respectively, and for the nine months ended September 30, 2016 and 2015 was $4.5 million and $35.9 million, respectively.

As of September 30, 2016, there was $22.9 million of unrecognized stock-based compensation expense related to unvested stock options and restricted stock to be recognized over a weighted-average period of 1.74 years.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units and Performance Stock Units

A summary of information related to RSUs and PSUs for the nine months ended September 30, 2016 is presented below:

	Number of Shares Issued Under the 2014 Plan	Weighted- Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2015	5,852,619	$23.33
Granted	7,928,170	10.28
Vested	(1,823,515)	21.00
Canceled/forfeited	(1,216,695)	17.04

Unvested balance—September 30, 2016	10,740,579	$14.70

The fair value of the RSUs and PSUs that vested during the three months ended September 30, 2016 was $6.1 million. No RSUs and PSUs vested during the three months ended September 30, 2015. The fair value of the RSUs and PSUs that vested during each of the nine months ended September 30, 2016 and 2015 was $20.2 million and $1.1 million, respectively.

As of September 30, 2016, there was $119.3 million of unrecognized stock-based compensation expense related to RSUs and PSUs to be recognized over a weighted-average period of 1.68 years.

Restricted Stock and Stock Options Subject to Repurchase

The 2011 Plan allowed for the granting of options that may be exercised before the options have vested. Shares issued as a result of early exercise and shares that had not vested are deemed to be restricted stock and are subject to a vesting schedule identical to the vesting schedule of the related restricted stock and options, as well as certain other restrictions. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services at the price paid by the purchaser, and are not deemed to be issued for accounting purposes until those related shares vest. The amounts received in exchange for these shares have been recorded as a liability on the accompanying balance sheets and will be reclassified into common stock and additional paid-in capital as the shares vest. The Company’s right to repurchase these shares generally lapses 1/48 of the original grant date per month over four years.

The number of shares of restricted stock and early exercised options to purchase common stock outstanding subject to the Company’s right of repurchase at prices ranging from $1.28 to $14.22 per share as of September 30, 2016 was 40,380. The liability for shares subject to repurchase as of September 30, 2016 was $0.5 million, of which $0.3 million is included in accrued expenses and other current liabilities and $0.2 million is included in other long-term liabilities.

Stock-Based Compensation Expense

Total stock-based compensation expense, including stock-based compensation expense to non-employees, by category was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$1,332	$825	$4,107	$1,616
Sales and marketing	7,650	3,518	19,308	6,882
Research and development	9,810	3,897	26,392	8,251
General and administrative	5,428	3,139	25,753	6,970

Total stock-based compensation expense	$24,220	$11,379	$75,560	$23,719

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

In February 2016, one of the executives of the Company voluntarily canceled a stock option to purchase 1,185,000 shares. As a result, the Company recognized in general and administrative expense a stock-based compensation expense of $10.0 million for the nine months ended September 30, 2016.

8. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less restricted common stock and common stock issued that is subject to repurchase, and excludes any dilutive effects of share based awards. Diluted net loss per share of common stock is computed giving effect to all potential dilutive common shares. As the Company had net losses for the three and nine months ended September 30, 2016 and 2015, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(64,686)	$(45,293)	$(194,635)	$(128,883)

Weighted-average shares used in computing net loss per share of common stock	59,018,867	43,968,697	56,141,354	42,626,865

Net loss per share, basic and diluted	$(1.10)	$(1.03)	$(3.47)	$(3.02)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented since including them would have been anti-dilutive:

	As of September 30,
	2016	2015
Common stock warrants	3,250,000	3,250,000
Exercise and conversion of common stock warrants	476,368	476,368
Common stock subject to repurchase	40,380	61,095
Outstanding stock options	8,052,080	12,064,481
Unvested restricted stock, RSUs and PSUs	11,017,664	4,478,328

Total	22,836,492	20,330,272

9. INCOME TAXES

The effective tax rate for the three months ended September 30, 2016 was (0.5) percent compared to (0.3) percent for the same period of 2015. The effective tax rate for the nine months ended September 30, 2016 was (0.4) percent compared to (0.3) percent for the same period of 2015. The income tax expense for the three and nine months ended September 30, 2016 and 2015 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences and full valuation allowance against net deferred tax assets.

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The Company has international sales offices in Australia, Germany, India, Ireland, Japan, Netherlands, South Korea and the United Kingdom and research and development facilities in Hungary and India. The following presents revenue by country, determined by location of sales office (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$36,484	$28,521	$104,916	$75,434
Rest of world	11,039	3,729	27,586	9,089

Total revenue	$47,523	$32,250	$132,502	$84,523

The Company’s long-lived assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

11. SUBSEQUENT EVENT

Credit Facility

On November 2, 2016, the Company entered into a $30.0 million two-year senior secured revolving credit agreement (the “Credit Agreement”) with Silicon Valley Bank (the “Bank”). The proceeds from borrowings under the Credit Agreement, if any, are expected to be used for general corporate purposes. Amounts outstanding under the Credit Agreement are payable on or before November 2, 2018 and will accrue interest per annum at a rate equal to the Bank’s prime rate plus 0.50%. Pursuant to the terms of the Credit Agreement, the Company agreed to pay an annual facility fee equal to 0.50% of the aggregate amount of the revolving credit facility commitments and an unused line fee of 0.35% per annum on the unused commitments. The Credit Agreement contains customary negative covenants and certain financial covenants that require the Company to maintain a minimum trailing consolidated adjusted EBITDA and a minimum adjusted quick ratio. There are no borrowings outstanding under the Credit Agreement as of the date of this filing.

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

Overview

Hortonworks, Inc. (“Hortonworks,” the “Company,” “we” or “us”) seeks to advance the market adoption of Hadoop and provide enterprises with new data management solutions that enables them to harness the power of big data to transform their businesses through more effective and efficient management of their valuable data assets. A Hadoop cluster combines commodity servers with local storage and an open source software distribution to create a reliable distributed compute and storage platform for large data sets scalable up to petabytes with thousands of servers or nodes. We have two solutions in the market today to address the needs of enterprises for their data: Hortonworks Data Platform (“HDP”) and Hortonworks DataFlow Platform (“HDF”). HDP is an enterprise-scale data management platform built entirely on open source technology including Apache Hadoop. At its core is the next generation computing and resource management framework named Yet Another Resource Negotiator (“YARN”), which uniquely enables a centralized data architecture for batch, interactive and real-time workloads to be executed simultaneously on a single cluster and dataset while extending consistent security, governance and operation across the platform. HDF is complementary to HDP, by automating and securing data flows that collect, conduct and curate real-time business insights and actions derived from sensors, machines, geolocation devices, clicks, logs and social feeds. Our approach is differentiated in that we are committed to serving the Apache Software Foundation open source ecosystem and to sharing our distributed product developments with the open source community. We distribute the HDP and HDF software under the Apache open source license in order to provide broad rights for recipients of the software to use, copy, modify and redistribute the software. Consistent with our open source approach, we generally make HDP and HDF available free of charge.

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

Our ability to successfully implement these strategies is subject to challenges, risks and uncertainties, and our net losses have been increasing year-over-year. In our efforts to achieve profitability, we have placed and will continue to place an emphasis on investing within our support subscription sales efforts to try to drive increased revenue in both support subscriptions and professional services. If these support subscription sales efforts are not successful, due to unsuccessful execution by us, increased competition in our markets, or other factors, we will find it difficult to add new support subscription customers, and our revenue will not grow as quickly as we would like, and may decline. In addition, our longer-term strategy of leveraging our partners to provide an increasing proportion of professional services to our customers presents certain challenges. This strategy requires us to make upfront expenditures and devote time and attention to cultivating relationships. If we are unable to identify and engage suitable partners that are able to provide such services, or if our partners are unable to provide professional services at the quality level that our customers expect, we may not be able to achieve this transition as quickly as we would like, or at all. We expect that our ability to successfully implement this strategy will have a material impact on whether we can achieve profitability, due to the difference in gross margins on our support subscriptions versus our professional services. If the percentage of our total revenue that comes from professional services does not decrease over time as we expect or if continuous growth of subscription revenue does not continue, then our ability to achieve profitability will be negatively impacted. In addition, if we are not able to establish vendor-specific objective evidence (“VSOE”) for professional services revenue, our results of operations could fluctuate significantly from period to period in ways that do not correlate with our underlying professional service business performance.

We have achieved significant growth in recent periods. Our revenue for the three months ended September 30, 2016 and 2015 was $47.5 million and $32.3 million, respectively, and our revenue for the nine months ended September 30, 2016 and 2015 was $132.5 million and $84.5 million, respectively. Our operating billings for the three months ended September 30, 2016 and 2015 were $72.5 million and $43.8 million, respectively, and our operating billings for the nine months ended September 30, 2016 and 2015 were $188.4 million and $113.7 million, respectively. Operating billings represent the aggregate value of all invoices sent to our customers in a given period. We incurred net losses for the three months ended September 30, 2016 and 2015 of $64.7 million and $45.3 million, respectively, and net losses for the nine months ended September 30, 2016 and 2015 of $194.6 million and $128.9 million, respectively.

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

Revenue Recognition Policies. We typically enter into sales arrangements pursuant to which we provide both support subscription offerings and professional services. On occasion, we sell engineering services as well as a premium subscription offering which allows a higher level of access and development input. Pursuant to software revenue recognition rules under generally accepted accounting principles (“GAAP”) in the United States (“U.S”), for arrangements providing both support subscription offerings and professional services, we typically recognize as revenue the entire arrangement fee ratably over the subscription period once the support subscription and professional services have commenced. The appropriate timing of revenue recognition must be evaluated on an arrangement-by-arrangement basis. The costs associated with our support subscription and professional services revenue are expensed as we incur the delivery costs. However, in many cases, the related revenue is deferred and recognized ratably over a later period. Thus, during times of rapid customer growth and accompanying delivery of professional services, our gross margin is expected to be negatively impacted.

Key Business Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key business metrics include the following:

Dollar-Based Net Expansion Rate. We believe that our ability to retain our customers and expand their support subscription revenue over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of nodes, data under management and/or the scope of the support subscription agreements. To date, only a small percentage of our customer agreements have reached the end of their original terms and, as a result, we have not observed a large enough sample of renewals to derive meaningful conclusions. We calculate dollar-based net expansion rate as of a given date as the aggregate annualized subscription contract value as of that date from those customers that were also customers as of the date 12 months prior, divided by the aggregate annualized subscription contract value from all customers as of the date 12 months prior. We calculate annualized support subscription contract value for each support subscription customer as the total subscription contract value as of the reporting date divided by the number of years for which the support subscription customer is under contract as of such date. We report the trailing four-quarter average dollar-based net expansion rate as of each period end. The dollar-based net expansion rate as of September 30, 2016 and December 31, 2015 was 140 percent and 159 percent, respectively.

Total subscription contract value for a support subscription customer account is a legal and contractual determination calculated as of a given date by aggregating the subscription fees that we expect to receive for each support subscription, assuming no changes to the subscription. The total subscription contract value is not determined by reference to historical or future revenue, deferred revenue or any other U.S. GAAP financial measure over any period. It is forward-looking and contractually derived as of the date of determination, and the period over which any associated revenue is recognized is affected by our revenue recognition policies under U.S. GAAP.

Total Support Subscription Customers. We believe total support subscription customers is a key indicator of our market penetration, growth and future revenue. In order to grow our customer base, we have aggressively invested in and intend to continue to invest in our direct sales team, as well as to pursue additional partnerships within our indirect sales channel. We generally define a support subscription customer as an entity with an active support subscription as of the measurement date. In situations where there are multiple contracts with multiple subsidiaries or divisions, universities, or governmental organizations of a single entity, the entity is counted once. Our total support subscription customer count was over 1,000 as of September 30, 2016.

Operating Billings. Operating billings for the three months ended September 30, 2016 and 2015 was $72.5 million and $43.8 million, respectively, and for the nine months ended September 30, 2016 and 2015 was $188.4 million and $113.7 million, respectively. We historically disclosed gross billings as a key metric and a non-GAAP financial measure that presented total non-GAAP revenue plus the change in deferred revenue for the same period. One would need to add our revenue to our change in deferred revenue to calculate a number that is comparable to our historically reported gross billings numbers.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Support subscription and professional services revenue:
Support subscription (includes contra-revenue of $65 for the three and nine months ended September 30, 2015)	$32,468	$20,947	$91,120	$52,173
Professional services	15,055	11,303	41,382	32,350

Total support subscription and professional services revenue	47,523	32,250	132,502	84,523
Cost of revenue:
Support subscription	6,400	3,629	17,181	9,214
Professional services	13,375	11,171	37,011	30,260

Total cost of revenue	19,775	14,800	54,192	39,474

Gross profit	27,748	17,450	78,310	45,049
Operating expenses:
Sales and marketing	48,807	34,017	137,065	95,083
Research and development	26,028	16,382	73,633	46,238
General and administrative	17,298	12,297	61,592	32,768

Total operating expenses	92,133	62,696	272,290	174,089

Loss from operations	(64,385)	(45,246)	(193,980)	(129,040)
Other (expense) income, net	(10)	88	87	487

Loss before income tax expense	(64,395)	(45,158)	(193,893)	(128,553)
Income tax expense	291	135	742	330

Net loss	$(64,686)	$(45,293)	$(194,635)	$(128,883)

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2016	2015			2016	2015
	(in thousands)			(in thousands)
Support subscription and professional services revenue:
Support subscription	$32,468	$20,947	$11,521	55%	$91,120	$52,173	$38,947	75%
Professional services	15,055	11,303	3,752	33%	41,382	32,350	9,032	28%

Total support subscription and professional services revenue	$47,523	$32,250	$15,273	47%	$132,502	$84,523	$47,979	57%

Support subscription revenue for the three and nine months September 30, 2016 increased $11.5 million, or 55 percent and $38.9 million, or 75 percent, respectively, compared to the same periods in 2015. The increases were primarily due to the growth in our support subscription customer base as well as sales of additional support subscriptions to our existing customers.

Professional services revenue for the three and nine months ended September 30, 2016 increased $3.8 million, or 33 percent and $9.0 million, or 28 percent, respectively, compared to the same periods in 2015. The increases were primarily due to the growth in our support subscription customer base and associated sales of additional professional services to our existing customers.

Cost of Revenue

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2016	2015			2016	2015
	(in thousands)			(in thousands)
Cost of revenue:
Cost of support subscription	$6,400	$3,629	$2,771	76%	$17,181	$9,214	$7,967	86%
Cost of professional services	13,375	11,171	2,204	20%	37,011	30,260	6,751	22%

Total cost of revenue	$19,775	$14,800	$4,975	34%	$54,192	$39,474	$14,718	37%

Cost of support subscription revenue increased $2.8 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily attributable to a $2.4 million increase in employee-related expenses as a result of an increase in headcount to support new customer growth. Cost of support subscription revenue increased $8.0 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily attributable to a $6.8 million increase in employee-related expenses, which included $1.2 million of stock-based compensation expense, as a result of an increase in headcount to support new customer growth.

Cost of professional services revenue increased $2.2 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily attributable to a $1.8 million increase in employee-related expenses as a result of an increase in headcount. Cost of professional services revenue increased $6.8 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily attributable to a $5.9 million increase in employee-related expenses, which included $1.3 million of stock-based compensation expense, primarily as a result of an increase in headcount.

Sales and Marketing

	Three Months Ended September 30,			% Change	Nine Months Ended September 30,			% Change
	2016	2015	$ Change		2016	2015	$ Change
	(in thousands)			(in thousands)
Sales and marketing	$48,807	$34,017	$14,790	43%	$137,065	$95,083	$41,982	44%

Sales and marketing expenses increased $14.8 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase in employee-related expenses of $13.4 million, which included $4.1 million of stock-based compensation expense, primarily as a result of additional headcount. Employee-related expenses also increased due to a change in the mix of our headcount to support more revenue producing sales positions. Sales and marketing expenses increased $42.0 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase in employee-related expenses of $37.4 million, which included $12.4 million of stock-based compensation expense, primarily as a result of additional headcount. Employee-related expenses also increased due to a change in the mix of our headcount to support more revenue producing sales positions. In addition, travel expenses increased by $2.1 million due to additional headcount to support the growth in our business and equipment and software expense increased by $1.3 million.

Research and Development

	Three Months Ended September 30,			% Change	Nine Months Ended September 30,		$ Change	% Change
	2016	2015	$ Change		2016	2015
	(in thousands)			(in thousands)
Research and development	$26,028	$16,382	$9,646	59%	$73,633	$46,238	$27,395	59%

Research and development expenses increased $9.6 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase in employee-related expenses of $8.7 million, which included $5.9 million of stock-based compensation expense primarily as a result of additional headcount. Research and development expenses increased $27.4 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase in employee-related expenses of $24.2 million, which included $18.1 million of stock-based compensation expense primarily as a result of additional headcount.

General and Administrative

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2016	2015			2016	2015
	(in thousands)			(in thousands)
General and administrative	$17,298	$12,297	$5,001	41%	$61,592	$32,768	$28,824	88%

General and administrative expenses increased $5.0 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase in employee-related expenses of $4.0 million, which included $2.3 million of stock-based compensation expense, primarily as a result of additional headcount. General and administrative expenses increased $28.8 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase in employee-related expenses of $24.6 million, which includes $18.8 million of stock-based compensation expense. The increase in stock-based compensation expense was primarily due to the accelerated recognition of $10.0 million in stock-based compensation expense related to the cancellation of stock options to purchase 1,185,000 shares from one of our executives in February 2016. The remaining increase was primarily due to $9.7 million in stock-based compensation expense related to RSUs granted to new employees, additional incentive RSUs granted to existing employees and PSUs granted in 2015. In addition, general and administrative expenses increased due to an increase in outside services expenses of $1.8 million and the impairment charge of $0.7 million on our promissory note receivable.

Liquidity and Capital Resources

As of September 30, 2016, our principal sources of liquidity were cash and cash equivalents and investments totaling $95.6 million, compared to $96.9 million at December 31, 2015, which were held for working capital purposes. Cash and cash equivalents are comprised primarily of cash deposits, money market funds, certificates of deposit, and commercial paper. Our short-term and long-term investments are primarily comprised of treasury bills, U.S. government securities, certificates of deposit, commercial paper, corporate notes and bonds, and our promissory note receivable.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash used in operating activities	$(80,895)	$(80,557)
Cash used in investing activities	$(10,959)	$(31,354)
Cash provided by financing activities	$91,977	$7,917

To date, we have financed our operations primarily through private placements of preferred stock, our IPO, the concurrent private placement of our common stock, our follow-on public offering and cash collected from sales of our support subscriptions and professional services to customers. We believe that our existing cash and cash equivalents and investments totaling $95.6 million will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

Our expected future capital requirements may depend on many factors, including customer retention and expansion, the timing and extent of spending on platform development efforts, the expansion of sales, marketing and product management activities and ongoing investments to support the growth of our business in the U.S. and internationally. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms that are acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.

Operating Activities

After our net loss of $194.6 million was adjusted to exclude non-cash items, operating activities used $80.9 million of cash during the nine months ended September 30, 2016. Significant non-cash items included stock-based compensation expense of $75.6 million which included $10.0 million related to the accelerated recognition of the cancellation of stock options to purchase 1,185,000 shares from one of our executives. Non-cash items also included depreciation and amortization expense of $6.6 million. Changes in our operating assets and liabilities increased $30.4 million for the nine months ended September 30, 2016 primarily due to an increase of

$49.7 million in deferred revenue as a result of the growth in our support subscription customer base. Changes in operating assets also included increases in accounts payable and accrued compensation and benefits of $4.1 million and $2.9 million, respectively, offset by a decrease in accounts receivable of $24.4 million due to the timing of customer collections.

After our net loss of $128.9 million was adjusted to exclude non-cash items, operating activities used $80.6 million of cash during the nine months ended September 30, 2015. Significant non-cash items included stock-based compensation expense of $23.7 million and depreciation and amortization of $4.0 million. Changes in our operating assets and liabilities increased $20.1 million for the nine months ended September 30, 2015 primarily due to an increase of $29.1 million in deferred revenue as a result of the growth in our support subscription customer base. Changes in operating assets also included increases in accrued expenses and other current liabilities and accrued compensation and benefits of $5.5 million and $1.5 million, respectively. The increases in operating assets were offset by a decrease in accounts receivable of $13.3 million due to the timing of customer collections and a decrease in prepaid expenses and other current assets of $2.3 million.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2016 was $11.0 million. The primary outflow of cash associated with investing activities were related to the purchases of investments and property and equipment of $80.5 million and $11.1 million, respectively, offset by sales and maturity of investments of $80.6 million.

Cash used in investing activities for the nine months ended September 30, 2015 was $31.4 million. The primary outflow of cash associated with investing activities were related to the purchases of investments and property and equipment, acquisitions of SequenceIQ and Onyara and issuance of promissory note receivable of $91.0 million, $11.4 million, $3.5 million, and $2.5 million respectively, offset by maturity of investments of $77.0 million.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2016 of $92.0 million consisted primarily of net proceeds from the sale of follow-on public offering and proceeds related to the issuance of common stock of $87.2 million and $8.8 million, respectively. These factors were partially offset by the payments of a contingent consideration related to an acquisition and an acquisition-related liability of $1.6 million and $1.9 million, respectively.

Cash provided by financing activities for the nine months ended September 30, 2015 of $7.9 million was primarily related to net proceeds from issuance of common stock of $8.8 million.

Contractual Obligations and Other Commitments

As of September 30, 2016, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

Through September 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Segment Information

We operate in one reportable segment.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recent Accounting Pronouncements

See Note 1—“Description of Business and Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and investments totaling $95.6 million and $96.9 million as of September 30, 2016 and December 31, 2015, respectively. Cash and cash equivalents are comprised of cash deposits, money market funds, certificates of deposit and commercial paper. Our short-term and long-term investments are primarily comprised of treasury bills, U.S. government securities, certificates of deposit, commercial paper, corporate notes and bonds, and our promissory note receivable. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Due to the predominantly short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

Our promissory note receivable is with a third-party professional services provider. During the nine months ended September 30, 2016, we recognized in general and administrative expense an impairment charge on the promissory note receivable of $0.7 million, decreasing the carrying value to $2.0 million. We compared the amortized cost basis of the promissory note receivable to the present value of the future cash flows expected from the promissory note receivable to determine the impairment charge recognized. Our maximum exposure to credit risk is the principal amount of the note of $2.0 million plus accrued and unpaid interest. We will continue to monitor the receivable for collectability going forward.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting related to the recognition of revenue and deferred revenue for a subset of non-standard license transactions where renewal rates for post-contract support were stated upon commencement of the arrangement. Notwithstanding the identified material weakness, management has determined that the financial statements and other information included in this Quarterly Report on Form 10-Q and other periodic filings present fairly in all material respects the financial position and results of operations for the periods presented in accordance with U.S. GAAP.

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

Remediation Steps Taken to Address the Material Weakness

During the nine months ended September 30, 2016, with the oversight of our management and our audit committee, we have taken or are taking the following measures, which we believe will address the underlying causes of the material weakness described above.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 29, 2016, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of California, captioned Monachelli v. Hortonworks, Inc., Case No. 3:16-cv-00980-SI. The lawsuit names as defendants the Company, Robert G. Bearden, and Scott J. Davidson. Plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly making materially false and misleading statements regarding the Company’s business and operations. On June 1, 2016, the court entered an order appointing a lead plaintiff and lead counsel. On July 28, 2016, the lead plaintiff and another named plaintiff filed an amended complaint seeking to represent a class of persons who purchased or otherwise acquired Hortonworks’ securities between August 5, 2015 and January 15, 2016, inclusive. Plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. Based on a review of the allegations, we believe that the plaintiffs’ allegations are without merit and intend to vigorously defend against the claims.

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

We have incurred net losses since our inception, including net losses of $194.6 million and $128.9 million for the nine months ended September 30, 2016 and 2015, respectively. As a result, we had an accumulated deficit of $645.5 million at September 30, 2016. It is difficult for us to predict our future results of operations since the market for our solutions is rapidly evolving and has not yet reached widespread adoption. We may not achieve sufficient revenue to attain and maintain profitability. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales, expand and improve the effectiveness of our distribution channels, and continue to invest in the development of the Hortonworks Data Platform (“HDP”) and Hortonworks DataFlow Platform (“HDF”) offerings. In addition, as we grow and as a result of being a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenses, we will have to generate and sustain increased revenue to be profitable in future periods. Any failure by us to sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

We expect to derive a significant portion of our revenue from renewals of existing support subscription agreements. As a result, customers renewing and expanding their support subscription relationships with us will be critical to our business. Our support subscription customers have no obligation to renew their support subscriptions after the expiration of the initial support subscription period and may renew for fewer elements of our support subscription offerings or on different pricing terms. We have limited historical data with respect to support subscription customer renewals, including those support subscription arrangements which also allow the customer the ability to potentially impact the direction and development of the underlying open source solution, so we cannot accurately predict support subscription customer renewals. Our support subscription customers’ renewals may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our pricing or our product offerings and their ability to continue their operations and spending levels. If our support subscription customers do not renew their support subscriptions on similar pricing terms, our revenue may decline and our business could suffer. In addition, over time the average term of our contracts could change based on renewals or for other reasons.

Because we derive our revenue and cash flows primarily from supporting our connected data platforms and services and training related to them, failure of these offerings or our new product offerings to satisfy customer requirements or to achieve increased market acceptance would harm our business, results of operations, financial condition and growth prospects.

We derive and expect to continue to derive primarily all of our revenue and cash flows from customer fees for support subscription offerings and professional services in support of our connected data platforms: HDP and HDF. As such, the market acceptance of our connected data platforms is critical to our continued success. Customer demand for them is affected by a number of factors beyond our control, including the market acceptance of an open source data platform for both incremental and existing and use cases, the continued enhancement of our connected data platforms to support new use cases and to incorporate features and functionality desired by our support subscription customers, the timing of development and release of new products by our competitors, technological change and growth or contraction in our market. We expect the proliferation of data to lead to an increase in the data storage and processing demands of our customers, and our connected data platforms may not be able to perform to meet those demands. If we are unable to continue to meet support subscription customer requirements or to achieve more widespread market acceptance of our connected data platforms, our business, results of operations, financial condition and growth prospects will be harmed.

Our success is highly dependent on our ability to penetrate the existing market for open source connected data platforms as well as on the growth and expansion of the market for open source connected data platforms.

The market for our connected data platforms encompasses demand for open source distributed data platforms powered by Apache Hadoop and demand for open source data ingest platforms powered principally by open source projects like Apache NiFi. These markets are relatively new, rapidly evolving and unproven. Our future success will depend in large part on our ability to penetrate the existing market for open source distributed data platforms, as well as the continued growth and expansion of that market, and it will also depend on the ability of technology like Apache NiFi to penetrate the existing market for open source data ingest platforms as well as the continued growth and expansion of that market. It is difficult to predict support subscription customer adoption and renewals, support subscription customer demand for our offerings, the size, growth rate and expansion of these markets, the entry of competitive products or the success of existing competitive products. Our ability to penetrate the existing market for open source connected data platforms and any expansion of that market depends on a number of factors, including the cost, performance and perceived value associated with our offerings, as well as support subscription customers’ willingness to adopt an alternative approach to data collection, storage and processing. Furthermore, many potential support subscription customers have made significant investments in legacy data collection, storage and processing software and may be unwilling to invest in new solutions. If the market for open source connected data platforms fails to grow or expand or decreases in size, or if we do not succeed in further penetrating that market, our business would be harmed.

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

We face substantial competition from Hadoop distribution vendors such as Cloudera, Inc. and MapR Technologies, Inc., as well as from enterprise software vendors, system providers and infrastructure companies not specifically focused on Hadoop distribution. Further, other established system providers not currently focused on Hadoop, including traditional data warehouse solution providers such as Teradata Corporation (“Teradata”), SAP AG (“SAP”) and EMC Corporation (“EMC”), or open source distributed data platform providers, including non-relational NoSQL database providers such as MongoDB, Inc. (“MongoDB”) and DataStax, Inc. (“DataStax”) may expand their products and services to compete with us. Additionally, some potential customers may elect to implement and self-support Hadoop deployments internally, thus not purchasing a support subscription from us. Some of the companies that compete with us, or that may compete with us in the future, have greater name recognition, substantially greater financial, technical, marketing and other resources, the ability to devote greater resources to the promotion, sale and support of their solutions, more extensive customer bases and broader customer relationships and longer operating histories than we have.

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

The competitive position of our product offerings depends in part on the offerings’ ability to operate with third-party products and services, including those of our partners, and, if we are not successful in maintaining and expanding the compatibility of HDP and HDF with such products and services, our business will suffer.

The competitive position of HDP and HDF depends in part on these offerings’ ability to operate with products and services of third parties, including software companies that offer applications designed for various business intelligence applications, software services and infrastructure, and it must be continuously modified and enhanced to adapt to changes in hardware, software, networking, browser and database technologies. In the future, one or more technology companies, whether our partners or otherwise, may choose not to support the operation of their software, software services and infrastructure with HDP or HDF, or our offerings may not support the capabilities needed to operate with such software, software services and infrastructure. In addition, to the extent that a third party were to develop software or services that compete with ours, that provider may choose not to support HDP or HDF. We intend to facilitate the compatibility of our product platforms with various third party software, software services and infrastructure offerings by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition and results of operations may suffer.

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

A significant portion of our revenue has been concentrated among a relatively small number of large customers. The revenue from our three largest customers as a group accounted for approximately 16 percent and 15 percent of our total revenue for the three months ended September 30, 2016 and 2015, respectively, and 15 percent and 19 percent for the nine months ended September 30, 2016 and 2015, respectively. While we expect that the revenue from our largest customers will continue to decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we expect that revenue from a relatively small group of customers will continue to account for a significant portion of our revenue, at least in the near term. Our customer agreements generally do not contain long-term commitments from our customers, and our customers may be able to terminate their agreements with us prior to expiration of the term.

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

We have increased our number of full-time employees to 1,048 at September 30, 2016 from 794 at September 30, 2015 and have increased our revenue to $132.5 million in the nine months ended September 30, 2016 from $84.5 million in the same period of 2015. Our recent growth and expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to continue to expand our overall business, customer base, headcount and operations. Continued growth increases the challenges involved in:

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

Because of the characteristics of open source software, there are few technological barriers to entry into the open source market by new competitors, and it may be relatively easy for competitors, some of which may have greater resources than we have, to enter our markets and compete with us.

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

We do not currently have vendor-specific objective evidence of fair value for support subscription offerings, and we may offer certain contractual provisions to our customers that result in delayed recognition of revenue under U.S. GAAP, which could cause our results of operations to fluctuate significantly from period to period in ways that do not correlate with our underlying business performance.

In the course of our selling efforts, we typically enter into sales arrangements pursuant to which we provide support subscription offerings and professional services. We refer to each individual product or service as an “element” of the overall sales arrangement. These arrangements typically require us to deliver particular elements in a future period. We apply software revenue recognition rules under U.S. GAAP. In certain cases, when we enter into more than one contract with a single customer, the group of contracts may be so closely related that they are viewed under U.S. GAAP as one multiple-element arrangement for purposes of determining the appropriate amount and timing of revenue recognition. As we discuss further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” because we do not have VSOE for our support subscription offerings, and because we may offer certain contractual provisions to our customers, such as delivery of support subscription offerings and professional services, or specified functionality, or because multiple contracts signed in different periods may be viewed as giving rise to multiple elements of a single arrangement, we may be required under U.S. GAAP to defer revenue to future periods. Typically, for arrangements providing for support subscription offerings and professional services, we have recognized as revenue the entire arrangement fee ratably over the support subscription period, although the appropriate timing of revenue recognition must be evaluated on an arrangement-by-arrangement basis and may differ from arrangement to arrangement. If we are unexpectedly required to defer revenue to future periods for a significant portion of our sales, our revenue and overall operating results for a particular period could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

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

Any failure by us to comply with the specific provisions in our customer contracts could result in various negative outcomes, which may include litigation, termination of contracts, forfeiture of profits and suspension of payments. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business and affect our ability to compete for new contracts. If our customer contracts are terminated, or if our ability to compete for new contracts is adversely affected, our business, financial condition, results of operations and cash flows could be harmed.

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

Our website and internal technology infrastructure may experience performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting or cloud computing disruptions or capacity constraints due to a number of potential causes, including technical failures, natural disasters or fraud or security attacks. If our security is compromised, our website is unavailable or our users are unable to download our tools or order support subscription offerings or professional services within a reasonable amount of time or at all, our business could be harmed. We expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features and applications for HDP and HDF. To the extent that we do not effectively upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and results of operations may be harmed.

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

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for such personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense, especially for experienced sales professionals and for engineers experienced in designing and developing software and Apache Hadoop applications. The Apache Hadoop Project relies on Hadoop committers for the project’s technical management. While we currently employ a large number of Hadoop core committers and innovators, one becomes a committer by invitation only. As a result, the market to hire such individuals is very competitive. If our employees who are Hadoop core committers terminate their employment with us, we could lose our ability to innovate the core open source technology, define the roadmap for the future of Hadoop, distribute predictable and reliable enterprise quality releases and provide comprehensive support to our customers. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. Finally, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

If we do not effectively expand and train our sales force, we may be unable to add new customers or increase sales to our existing customers, and if so, our business would be harmed.

We continue to be substantially dependent on our sales force to obtain new customers and to drive additional use cases among our existing customers. We believe that there is significant competition for sales personnel, including enterprise sales representatives, sales engineers and professional services employees, with the skills and technical knowledge that we require. In particular, there is significant demand for sales engineers with Hadoop expertise. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. Recent changes to our sales leadership could adversely affect our ability to do so, which could have a negative impact on our sales productivity or sales execution. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales force will have relatively little experience working with us, our support subscription offerings and our business model. If we are unable to hire and train sufficient numbers of effective sales personnel, or our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business would be harmed.

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

We principally sell our offerings through sales personnel in the United States, Australia, Brazil, Canada, France, Germany, India, Ireland, Japan, the Netherlands, Singapore, South Korea, Sweden and the United Kingdom and currently have operations in the United States, Australia, Chile, Hungary, India, Ireland and the United Kingdom. We also have development teams in Hungary, India and Ukraine and a number of distributor and reseller relationships for our support subscription offerings and our professional services in other international markets. Conducting international operations subjects us to risks that we have not generally faced in the United States. These risks include:

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

•

political, social and economic instability abroad, such as the United Kingdom’s referendum in June 2016 in which voters approved an exit from the European Union and instability in Ukraine (where we have a development team);

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

In addition, the protective steps we have taken in the past may be inadequate to protect and deter misappropriation of our intellectual property rights. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights in a timely manner. We have a registered copyright in China, have registered trademarks in Australia, Canada, the European Community, Hong Kong, Japan, Mexico, New Zealand, Russia, Singapore, Switzerland, Taiwan, the United Kingdom, and the United States and have issued patent claims in the United States. We also have copyright, trademark and patent applications pending in various international jurisdictions. Effective intellectual property protection may not be available in every country in which we offer or intend to distribute our solutions. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. Failure to adequately protect our trademark rights could damage or even destroy one or more of our brands and impair our ability to compete effectively. Furthermore, defending or enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources.

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

Federal, state, foreign government and industry regulations, as well as self-regulation related to privacy and data security concerns, pose the threat of lawsuits and other liability.

We collect and utilize demographic and other information, including personally identifiable information, from and about our employees and our users (such as customers, potential customers and others). Such information may be collected from our users when they visit our website or elect to use our support tools, or when users provide personal information to us in many contexts such as when signing up for certain services, registering for seminars, participating in a survey, connecting with other users and Hadoop and NiFi experts in our forums, participating in Hortonworks University classes, participating in polls or signing up to receive e-mail newsletters.

Within the United States, various federal and state laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about employees and users. Outside of the United States, various jurisdictions actively regulate and enforce laws regarding the collection, retention, transfer and use (including loss and unauthorized access) of data and personal information. Privacy advocates and government bodies have increasingly scrutinized the ways in which companies link personal identities and data associated with particular users or devices with data collected through the internet, and we expect such scrutiny to continue to increase. In July 2016, the European Commission adopted a new framework, the EU-U.S. Privacy Shield, to replace the U.S.-EU Safe Harbor Framework. We are currently assessing the impact of the EU-U.S. Privacy Shield on our operations. Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims.

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

Current or future economic downturns could harm our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations and terrorist attacks in the United States, Europe or elsewhere, could cause a decrease in corporate spending on enterprise software in general and slow down the rate of growth of our business. In particular, the recent decision by voters in the United Kingdom to leave the European Union has and may continue to result in significant and wide-ranging economic effects across multiple markets.

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

Under U.S. GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which could harm our results of operations.

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

Our corporate headquarters are located in Santa Clara, California, and we utilize data centers that are located in North America. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. The west coast of the United States contains active earthquake zones. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, extended interruptions in HDP and HDF, breaches of data security and loss of critical data, all of which could harm our future results of operations.

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

Risks Related to Ownership of Our Common Stock

Our stock price has been, and may continue to be, volatile or may decline regardless of our operating performance, resulting in substantial losses for our stockholders.

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

As of November 1, 2016, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 45 percent of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders will be able to control elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

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

Additional sales of our common stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of September 30, 2016, we had 60,236,401 shares of common stock outstanding, which excludes any shares of common stock issuable upon exercise of warrants and options outstanding as of such date. In addition, as of September 30, 2016, there were outstanding options and warrants to purchase 11,778,448 shares of our common stock. These options and warrants, if exercised, will result in these additional shares becoming available for sale. Sales by these stockholders, option holders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, some holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we might file for ourselves or other stockholders.

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

1. Condensed Consolidated Financial Statements

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

Hortonworks, Inc.

Date: November 8, 2016	By:	/s/ Scott Davidson
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