Form 10-K
period 2016-12-31
Hortonworks, Inc.
filed 2017-03-15
CIK 1610532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sales price for the Registrant’s common stock, as reported on the NASDAQ Global Select Market was approximately $368.4 million.

The number of shares of Registrant’s common stock outstanding as of March 8, 2017 was 62,360,413.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2017 Annual Meeting of Stockholders are incorporated herein by reference to the extent stated herein. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of registrant’s fiscal year ended December 31, 2016.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•

our future financial performance, including our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to generate positive cash flow and ability to achieve and maintain profitability;

•	the sufficiency of our cash, cash equivalents and revolving credit facility to meet our liquidity needs;

•	our ability to increase the number of support subscription customers;

•	our ability to renew and expand existing customer deployments;

•	our ability to optimize the pricing for our support subscription offerings;

•	the growth in the usage and acceptance of the Hadoop framework;

•	the growth in the usage and acceptance of our Connected Data Platforms;

•

our ability to innovate and develop the various open source projects that will enhance the capabilities of our Connected Data Platforms, the Hortonworks Data Platform (“HDP” ™) and Hortonworks DataFlow (“HDF” ™) offerings;

•	the effects of competition and innovation by others on our industry;

•	our ability to provide superior support subscription offerings and professional services;

•	our ability to successfully expand in our existing markets and into new domestic and international markets;

•	our ability to effectively manage our growth and future expenses;

•	our ability to maintain, protect and enhance our intellectual property;

•	worldwide economic conditions and their impact on corporate and enterprise spending;

•	our ability to comply with modified or new laws and regulations that apply to our business, including copyright and privacy regulation; and

•	our ability to attract and retain qualified employees and key personnel.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties and other factors described in Item 1A—“Risk Factors” and elsewhere in this Annual Report on Form 10-K and in our other Securities and Exchange Commission filings. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us

ii

to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Unless the context requires otherwise, we are referring to Hortonworks, Inc. and its consolidated subsidiaries when we use the terms “Hortonworks,” the “Company,” “we,” “our” or “us.”

iii

PART I

Item 1. Business.

Company Overview

Hortonworks, Inc.® is an industry-leading innovator that creates, distributes and supports a new class of enterprise data management software solutions built on open source technology. Our customers use our enterprise-scale “Connected Data Platforms” to build transformational data applications fueled by actionable intelligence from data in motion, information that flows over a network, such as the internet or corporate networks, and data at rest, information that is stored in digital form in a file system, database or other storage medium.

Our data-at-rest solution, Hortonworks Data Platform (“HDP”), is an enterprise-scale data management platform built entirely on open source software including ApacheTM Hadoop®. HDP combines computer servers with local storage and open source software technology to create a reliable distributed compute and storage platform for large data sets that is secure and scalable up to petabytes of data within thousands of servers or nodes. At the core of HDP is the next generation computing and resource management framework called Yet Another Resource Negotiator (“YARN”), which enables a centralized data architecture for batch, interactive and real-time workloads to be executed simultaneously on both a single cluster and data set with the comprehensive security, governance and operational services enterprise customers require. HDP integrates with existing data center technologies to support best-of-breed data architectures and enables our customers to collect, store, process and analyze increasing amounts of existing and new data types in a way that augments rather than replaces their existing data center infrastructures.

Our data-in-motion solution, Hortonworks DataFlow (“HDF”), is an enterprise-scale data ingest and stream processing platform built entirely on open source software including Apache NiFi. HDF is complementary to HDP and accelerates the flow of data in motion into HDP to support full fidelity analytics. HDF is a real-time, integrated, secure and adaptive platform capable of ingesting any type of data in motion—from traditional data sources to new data types such as sensor and machine data, server log data, clickstream data, geo-location data, social and sentiment data and other data generated by documents and other file types. HDF enables customers to collect, curate and analyze their data in motion in order to deliver real-time business insights and actionable intelligence.

We employ a differentiated strategic approach in that we are committed to continuously driving innovation and market adoption of Apache Hadoop, Apache NiFi and associated open source technologies within the Apache Software Foundation open source ecosystem. We do this by sharing all of our product development with the open source community in order to further advance open source technology development and functionality which is ultimately consumed by enterprise customers of all types and sizes. We support the open source community and directly employ a large number of core committers to various Apache projects, including Apache Hadoop and Apache NiFi. A “committer” is an individual who is permitted by the Apache Software Foundation to modify the source code of a particular open source project and then “commit” those changes to the central repository. We believe that keeping our business model free from architecture design conflicts that could limit the ultimate success of our customers in leveraging the benefits of open source technology at scale is a significant competitive advantage. We have been recognized as a leader in Apache Hadoop by Forrester Research, Inc. based on the strength of our offerings and our differentiated strategy.

We were founded in 2011. During 2012 we launched HDP, and during 2015 we launched HDF. We sell support subscriptions and professional services offerings for both of these platforms. As of December 31, 2016, we had over 1,000 support subscription customers (which we generally define as an entity with an active support subscription) across a broad array of company sizes and industries. We have strategic relationships with Amazon.com, Inc. (“Amazon”), Cisco Systems, Inc. (“Cisco”), Dell EMC, Hewlett Packard Enterprise Company

(“Hewlett Packard Enterprise”), Hitachi Data Systems Corporation (“Hitachi Data Systems”), International Business Machines Corporation (“IBM”), Microsoft Corporation (“Microsoft”), Pivotal Software, Inc. (“Pivotal”), Rackspace Hosting, Inc., SAP AG (“SAP”), Teradata Corporation (“Teradata”) and Yahoo! Inc. (“Yahoo!”), focused on integrated development, marketing and support strategies to maximize the success of our solutions. Consistent with our open source approach, we generally make our Connected Data Platforms (HDP and HDF) available free of charge and derive revenue primarily from customer fees for our support subscription offerings and professional services.

We have achieved significant growth in recent periods. Our revenue for the years ended December 31, 2016, 2015 and 2014 was $184.5 million, $121.9 million and $46.0 million, respectively. Our operating billings for the years ended December 31, 2016, 2015 and 2014 were $269.9 million, $165.9 million and $87.1 million, respectively. We incurred net losses for the years ended December 31, 2016, 2015 and 2014 of $251.7 million, $179.1 million and $177.4 million, respectively. See Item 6—“Selected Financial Data—Key Metric—Operating Billings” for more information.

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

Enterprises are not only inundated with increasing amounts of data, but also struggle with managing more types of data that are less easily managed by traditional data center architectures. Historically, enterprises focused primarily on managing data from dedicated and disparate data center systems, including enterprise resource planning and customer relationship management systems. To store and process these types of data, enterprises were able to utilize relational database management systems optimized for analyzing preselected, structured data stored within isolated silos.

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

To improve on this early functionality, Hortonworks engineers created the initial architecture for YARN and developed the technology for it within the Apache Hadoop community, leading to the release of YARN in October 2013. This technology advancement transformed Hadoop (i.e., Hadoop Version 2.x) into a platform that allows for multiple ways of interacting with data, including interactive structured query language (“SQL”) processing, in-memory analytic processing, real-time stream processing and online data processing, along with its traditional batch data processing. YARN represented a significant innovation in that it eliminated the need to silo data sets and reduces total cost of ownership by enabling a single cluster of servers to store a wide range of shared data sets on which mixed workloads spanning batch, interactive and real-time use cases can simultaneously process with predictable service levels. YARN is designed to serve as a common data operating system that enables the Hadoop ecosystem to natively integrate applications and leverage existing technologies and skills while extending consistent security, governance and operations across the platform. With these capabilities, YARN as a cornerstone technology embedded within Hadoop 2.X facilitates mainstream Hadoop adoption by enterprises of all types and sizes for production use cases at scale.

Our Opportunity

Enterprises are facing an increasing need to adopt big data strategies that will help them modernize their data center architectures, control costs and transform their businesses to succeed in an increasingly digital world. Inherent in this shift is a move from the post-transaction, reactive analysis of subsets of data to a new model of pre-transaction, proactive insights across a comprehensive and integrated data architecture capable of managing both data at rest and data in motion. We believe that enterprises that successfully adopt a big data strategy will succeed, whereas enterprises that fail or are slow to implement a modern data architecture will struggle to sustain competitive advantages. We believe that the new class of enterprise-scale data management solutions must meet certain requirements to create and accelerate widespread market adoption and enable the modern data architecture. We believe this set of requirements include:

•	capability to centrally manage new and existing data types;

•	ability to run multiple applications simultaneously on a common data architecture;

•	high availability, manageability, security and data governance;

•	interoperability with new and existing data center infrastructure investments;

•	stability and dependability;

•	scalability and affordability;

•	ability to analyze all available data for rich historical insights;

•	ability to analyze real-time streams of data for immediate actionable insights;

•	ability to securely capture and mediate multi-directional data flows within and outside the data center;

•	ability to enable predictive analytic applications based on an open approach to actionable intelligence; and

•	deployment flexibility that spans the on-premises data center and the public cloud.

We believe that only by adopting a solution that addresses all of these needs will enterprises be able to solve their increasing data management requirements. We believe our enterprise-scale Connected Data Platforms, comprised of HDP for data at rest and HDF for data in motion, address these needs and are fundamental to driving this architectural shift and to turn what was traditionally viewed as a cost center into a revenue generator by enabling new business applications that harness the power of big data.

Our Solutions

We are a leading provider and distributor of a new class of enterprise-scale data management software platforms that are enabling a re-platforming of data center architectures to harness the power of big data for the enterprise. We provide support subscription offerings and related professional services for our enterprise-scale Connected Data Platforms—HDP and HDF—which are designed to manage the needs of data at rest and data in motion, respectively. We also provide the capabilities of our Connected Data Platforms through our on-demand big data cloud service offerings, Azure HDInsight for Microsoft and Hortonworks Data Cloud for Amazon Web Services (“HDCloud for AWS”). Our solutions provide the following benefits:

•

Maximize data access to drive business transformations. Our solutions integrate all data types into “data lakes” that allow our customers to increase the scope and quality of their data management. Our solutions break down traditional data silos and allow enterprises to collect, store, process and analyze all of their data in native formats, or schema-on-read, and enable the combination of multiple context-rich data types to solve the limitations of the traditional data structures.

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

•

Enable best-of-breed data center and cloud architectures. We designed HDP and HDF to be fully open and integrated with new and existing investments in data center infrastructure, and we designed Azure HDInsight and HDCloud for AWS to be easy-to-use cloud services for handling big data use cases. Our solutions are designed to renovate legacy data architectures in order to drive cost and capability improvements by working with new big data technologies and cloud services that are complementary to Hadoop.

•

Compelling return on investment. Our solutions enable our customers to modernize their data architectures and optimize their investments supporting big data strategies. For example, the annual cost of managing a raw terabyte of data with HDP using commodity hardware can be 10 to 100 times less expensive than using high-end storage arrays.

•

Real-time, predictive and interactive analytics. Our solutions enable our customers to move from post-transaction, reactive analysis limited to subsets of data stored across silos to a world of pre-transaction, interactive insights across all data with the potential to enhance competitive advantages and transform businesses.

•

Enable modern data applications. Our solutions empower our customers to innovate new modern data applications, such as real-time cyber security applications or integration of complex physical machinery with networked sensors and software (“Industrial Internet of Things”) applications that drive transformational outcomes based on trusted actionable intelligence derived from data at rest and data in motion.

•

Superior deployment flexibility. Our focus on deep integration with existing data center technologies enables the leaders in the data center industry to easily adapt and extend their platforms. We are differentiated in our ability to natively support deployments on-premises, within hardware appliances and across public and private cloud platforms simultaneously.

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

Products and Services

HDP and HDF are our enterprise-scale Connected Data Platforms that enable rich, historical insights from data at rest and capture perishable insights from data in motion. They leverage 100 percent open source components, drive enterprise readiness requirements and empower the adoption of brand new innovations that come out of the Apache Software Foundation and key Apache projects. Both Azure HDInsight and HDCloud for AWS are big data cloud service offerings built atop our Connected Data Platforms and made available to customers with a pay-as-you-go cloud pricing model.

Connected Data Platform Offerings

•

Hortonworks Data Platform is an enterprise-scale data management platform built entirely on open source technology, including Apache Hadoop, that enables organizations to adopt a modern data architecture. With YARN as its architectural center, HDP provides a platform for multi-workload data processing across an array of processing methods, from batch through interactive to real-time, supported by key capabilities required of an enterprise data platform, spanning data governance, security and operations. HDP integrates with and augments existing best-of-breed data center systems and tools and is the only open Enterprise Hadoop platform that provides deployment choice from cloud, an appliance, or on-premises. We released Version 2.5 of HDP in August 2016 and typically release several upgrades per year to include new functionality and new Apache projects.

•

Hortonworks Sandbox is a personal, portable and free-to-use Hadoop environment designed to provide the easiest way to get started with HDP. Hortonworks Sandbox includes HDP in an easy-to-use form and comes packaged with dozens of interactive Hadoop tutorials from us, our partners and the broader Hadoop community that are all designed to provide the fastest path to value with Enterprise Hadoop. The tutorials we provide are built on the experience gained from training thousands of people in our Hortonworks University Training classes. Users are able to leverage the Hortonworks Sandbox as a way to prove the concept of their initial use cases before engaging with us around professional services and support subscription offerings.

•

Hortonworks DataFlow, powered by Apache NiFi, is our data-in-motion platform offering, introduced in 2015, that resulted from our acquisition of Onyara, Inc. (“Onyara”), the creator of and key contributor to Apache NiFi. HDF makes streaming analytics faster and easier, by enabling accelerated data collection, curation, analysis and delivery in real-time, on-premises or in the cloud through an integrated solution powered by Apache NiFi, Apache Kafka and Apache Storm. HDF makes it easier to automate and secure Internet of Anything data flows and to collect, conduct and curate real-time business insights and actions derived from data in motion, including sensors, machines, geo-location devices, clicks, server logs and social feeds. HDF simplifies and accelerates the flow of data in motion into HDP and our Azure and AWS cloud solutions, namely Azure HDInsight and HDCloud for AWS, for rich analytics. The combined use of these complementary offerings provides a holistic set of solutions to manage and find value in the increasing volume of streaming Internet of Anything data. We released Version 2.1 of HDF in December 2016.

•

Azure HDInsight is our premier big data cloud service. It is built atop our Connected Data Platforms and designed for the Microsoft Azure cloud. Azure HDInsight is the only fully-managed cloud offering that provides optimized open source analytic clusters for Apache Hadoop, Apache Spark, Apache Hive, Apache HBase, Apache Storm, Apache Kafka, and R Server backed by a 99.9 percent service level agreement. Microsoft and Hortonworks have been pioneering cloud solutions for the past four years together through a strategic partnership spanning joint engineering and go-to-market motions. Azure HDInsight is our joint offering that gives customers flexible big data environments on the Azure cloud.

•

Hortonworks Data Cloud for Amazon Web Services launched in November 2016 and is our new Connected Data Platforms big data cloud service for analyzing and processing data, enabling businesses to achieve insights more quickly and with greater flexibility. HDCloud for AWS enables self-service choice from a set of prescriptive cluster configurations (for example: data science and exploration with Apache Spark or data analytics and reporting with Apache Hive) so customers can start modeling and analyzing data sets in minutes. HDCloud for AWS is optimized to run on AWS environments for ephemeral workloads via AWS Services such as Amazon S3, RDS and EC2.

Support Subscriptions

We provide customer support primarily under annual or multi-year subscriptions. A support subscription generally entitles a customer to a specified scope of support, as well as security updates, fixes, functionality enhancements and upgrades to the technology and new versions of the software, if and when available, and compatibility with an ecosystem of certified hardware and software applications. Our support subscriptions are typically non-cancelable and paid for in advance, and are generally consistent among our customers. On occasion, we may sell engineering services and/or a premium subscription agreement that provides a customer with development input and the opportunity to work more closely with our developers.

Support subscription offerings for our Connected Data Platforms are designed to assist our customers throughout the entire lifecycle, from development and proof-of-concept to quality assurance and testing to production and deployment. Our offerings provide support incidents with up to 24x7, one-hour response available from us or select independent software vendors and original equipment manufacturer (“OEM”) partners. Support subscriptions include but are not limited to remote troubleshooting, advanced knowledgebase, online self-paced training courses, access to upgrades, updates and patches, diagnosis of installation and configuration issues, diagnosis of cluster management and performance issues, diagnosis of data loading, processing and query issues, as well as application development advice and compatibility with an ecosystem of certified hardware and software applications.

In June 2015, we enriched our support subscriptions with the introduction of Hortonworks’ SmartSense™ offering, a proactive and intelligent support service for enhancing cluster utilization and health. The SmartSense offering proactively monitors machine data from Hadoop clusters, identifies potential issues and recommends specific solutions and actions. It enhances the value of existing support subscriptions by enabling faster support case resolution along with proactive cluster configuration and optimization via an intelligent stream of cluster analytics and data-driven recommendations.

Professional Services

We offer a range of professional services that are designed to help our customers derive additional value from deploying our Connected Data Platforms.

•

Consulting. We provide the services of experienced consultants, principally in connection with our technology offerings, to assist with the needs of our customers such as deployment assessments, implementations, upgrade planning, platform migrations, solution integration and application development. By providing consulting services, directly and with our certified system integrator partners, we facilitate adoption of our Connected Data Platforms.

•

Training. We also provide scenario-based training classes for developers, system administrators and data analysts available in classroom, corporate on-site and online settings, along with examinations that enable individuals to establish themselves as Certified Hadoop Professionals. Our training classes help populate customers with skilled professionals who often serve as internal experts and open source advocates, increasing opportunities for successful adoption and use of our Connected Data Platforms.

Solutions

We offer a range of pre-configured solutions that deliver a combination of software and professional services in optimized bundles designed to help our customers derive targeted value for repeatable use cases. For example, our Enterprise Data Warehouse Optimization solution offloads ancillary workloads such as extract-transform-load, single subject data marts, and archival data from traditional data warehouses onto our Connected Data Platforms. We also provide Cyber Security & Threat Detection and Streaming Analytics & Internet of Things solutions targeted at customers in the telecommunications, financial services, energy, automotive and manufacturing sectors. The focus of these solutions is to make it easier and faster for our customers to achieve maximum business value from their data.

Development

We embrace an open source software development model that uses the collective input, resources and knowledge of a global community of contributors collaborating primarily within the Apache Software Foundation open source community on developing, maintaining and enhancing Apache Hadoop, Apache NiFi and associated open source technologies. We employ the largest number of active Apache Software Foundation committers, as defined by the Apache Software Foundation, and Project Management Committee (“PMC”) members of any company for the open source projects within HDP and HDF, including Apache Hadoop, Apache Hive, Apache Pig, Apache Tez, Apache HBase, Apache Phoenix, Apache Accumulo, Apache Storm, Apache Spark, Apache Kafka, Apache Slider, Apache Ambari, Apache Ranger, Apache Knox, Apache Atlas, Apache Falcon, Apache

Oozie, Apache Sqoop, Apache Flume, Apache Zookeeper and Apache NiFi. These employees enable us to drive innovation, define a roadmap for the future of the open source technologies within our Connected Data Platforms, ensure predictable and reliable enterprise quality releases and provide comprehensive, enterprise-class support.

We believe that we benefit from this open source development model because we are able to offer our software more quickly and with lower development cost than is typical of many software vendors who use a proprietary model to develop their products. Our open source development model also benefits our support subscription customers and partners, who are able to take advantage of the quality and value of open source software that we help to define, develop, integrate, test, certify, deliver, maintain, enhance and support. For the years ended December 31, 2016, 2015 and 2014 our research and development expenses were $99.2 million, $66.6 million and $37.8 million, respectively.

Licensing

Our Connected Data Platforms are primarily provided under the Apache open source license in order to provide recipients with broad rights to use, copy, modify and redistribute the software. These broad rights provide the transparency into our software platforms that enables our end users, including our customers and partners, to provide informed suggestions, changes and enhancements to the software based on their use cases and business needs. Consistent with our open source approach, we generally make our Connected Data Platforms available free of charge and derive the predominant amount of our revenue from customer fees from support subscription offerings and professional services.

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

Our marketing is focused on building our brand reputation and the market awareness of our platforms for data at rest and data in motion, our role in leading the definition and innovation related to enabling modern data applications that rely on our platforms, driving customer demand and a strong sales pipeline, and working with our partners around the globe. Our marketing team consists of corporate marketing and communications, product marketing, partner marketing, field marketing and lead development personnel. Marketing activities include demand generation, advertising, managing our corporate website and partner portal, social media and audience engagement, trade shows and conferences, press and analyst relations, customer references and customer awareness. We are also actively engaged in driving global thought leadership programs through our website, blogs, media and the annual Hadoop Summit conferences that we have hosted and managed both in the United States and abroad since 2012.

Customers

Our support subscription customer base has grown to over 1,000 support subscription customers as of December 31, 2016 from over 800 support subscription customers as of December 31, 2015. Our support subscription customer count consists of organizations that have purchased support subscriptions offerings; we exclude users of Hortonworks Sandbox from our support subscription customer count because we do not have support subscription arrangements with, and do not generate revenue from, users of Hortonworks Sandbox. In situations where there are multiple support subscription contracts with multiple subsidiaries or divisions, universities or governmental organizations of a single entity, the entity is counted once. We provide products and services to support subscription customers of varying sizes, including enterprises, educational institutions and government agencies. Our current support subscription customer base spans numerous vertical markets, including online services, education, financial services, government, healthcare/pharmaceuticals, industrials/manufacturing, media/entertainment, oil/gas, retail/ecommerce, technology and telecommunications. See Note 13—“Segment and Geographical Information” in the notes to our consolidated financial statements for a summary of revenue by geographic area.

Strategic Relationships

To facilitate the widespread deployment of our Connected Data Platforms, we have focused on cultivating broad support for our technologies from the providers of enterprise software, infrastructure and systems integrator services critical to enterprises. We have strategic relationships and reseller arrangements with third parties whereby our support subscriptions are bundled with such third parties’ products and services.

Microsoft sells a Microsoft-branded cloud service offering built on HDP called Azure HDInsight to its end-user customers. We receive fixed and variable fees for providing enablement, joint engineering and support subscription offerings to Microsoft. For the years ended December 31, 2016, 2015 and 2014, all revenue from Microsoft accounted for approximately 6 percent, 8 percent and 22 percent of our total revenue, respectively.

Teradata sells HDP support subscription offerings, whereby Teradata typically performs level one support for its end-user customers. We generally receive a fixed percentage from Teradata per customer transaction based on the amount that Teradata bills to its end-user customers. For the years ended December 31, 2016, 2015 and 2014, all revenue from Teradata accounted for approximately 2 percent, 2 percent and 4 percent of our total revenue, respectively.

We have established a strategic relationship with a joint engineering commitment with Dell EMC to promote and support Enterprise Hadoop. Through this partnership, Dell EMC also resells our Connected Data Platforms to its enterprise customer base via their Technology Connect Partner Program as a Select Partner.

Hewlett Packard Enterprise, one of our stockholders and the former employer of our director Martin Fink, resells our Connected Data Platforms, whereby Hewlett Packard Enterprise may perform level one and two support and deliver professional services to its end-user customers. We receive a net percentage of the gross dollars collected from Hewlett Packard Enterprise’s end-user customers related to such support and professional services, which customers Hewlett Packard Enterprise bills directly. For the years ended December 31, 2016, 2015 and 2014, all revenue from Hewlett Packard Enterprise accounted for less than 1 percent of our total revenue.

We have established a strategic relationship with Pivotal that includes joint engineering to extend the enterprise capabilities of Apache Hadoop and YARN with Pivotal technologies like HAWQ and GemFire, certification of Pivotal’s Big Data Suite on HDP and a support agreement covering Pivotal HD.

We have established a strategic relationship with Amazon to offer HDCloud for AWS as a platform for analyzing and processing data. HDCloud for AWS users can choose from preset prescriptive cluster configurations tuned to work with Amazon S3 and Amazon RDS to facilitate analyzing data in minutes.

We have established a strategic relationship with a joint engineering commitment with Hitachi Data Systems to promote and support Enterprise Hadoop. Through this partnership, Hitachi Data Systems also resells the HDP offering to its enterprise customer base.

We have established a strategic industry association, the Open Data Platform initiative (“ODPi”), with other leading technology companies in the big data sector. This industry association is aimed at speeding Hadoop adoption through ecosystem interoperability rooted in open source. As ecosystem and solution providers create value from Hadoop through the ODPi’s ongoing efforts, enterprise customers will see the benefits of increased choice with more big data applications and solutions running atop a common core of Hadoop.

Further, leading enterprise software and infrastructure vendors as well as global systems integrators with solutions that run on or with the HDP and HDF offerings include Accenture plc, Amazon, Capgemini, Cisco, Dell EMC, Ernst & Young Global Limited, Google Inc., Hewlett Packard Enterprise, IBM, LucidWorks, Inc., Microsoft, NetApp, Inc., Pivotal, SAP, SAS Institute Inc., Teradata, Tableau Software, Inc., VMware, Inc. and Wipro Limited.

Competition

Within the Enterprise Hadoop market, we compete against a variety of large software and infrastructure vendors, smaller specialized companies and custom development efforts. Our principal competitors in this market include pure play Hadoop distribution vendors such as Cloudera Inc. (“Cloudera”) and MapR Technologies, Inc. (“MapR”), enterprise software and infrastructure vendors that offer Hadoop distributions such as IBM and Oracle Corporation (“Oracle”), as well as cloud computing vendors that offer big data processing services such as Amazon.

Within the broader big data market, an Enterprise Hadoop solution may compete for workloads against traditional data warehouse solutions from large vendors such as Teradata, Oracle, Microsoft, IBM, Hewlett Packard Enterprise, SAP and Dell EMC, and non-relational NoSQL databases from pure play vendors such as MongoDB, Inc. (“MongoDB”) and DataStax, Inc. (“DataStax”). Because Enterprise Hadoop is commonly integrated with traditional data warehouses, such as our partnerships with Teradata and Hewlett Packard Enterprise, and NoSQL databases, such as our partnership with DataStax, this category of vendors and solutions comprises a set of key partners who may compete with us in certain instances while partnering with us in others.

We believe the principal competitive factors in the Enterprise Hadoop and big data markets for our solutions are as follows:

•	name and reputation of the vendor or competitive offering;

•	ability to adapt development, sales, marketing and support to the open source software model;

•	product price, performance, scalability, reliability, functionality and ease of use;

•	value of support subscription offerings and quality of support and professional services;

•	strategic alliances with major enterprise software and infrastructure providers;

•	availability of third-party solutions that are integrated with and compatible with the technology;

•	number of Global 2000 reference accounts;

•	ability to provide a credible and actionable roadmap for the technology;

•	ability to quickly diagnose software issues and provide patches and other solutions;

•	strength of the vendor’s relationships and reputation in the open source community; and

•	employment of open source technology core committers and innovators.

We believe that we generally compete favorably on the basis of the foregoing factors.

The traditional barriers to entry that are found in the proprietary software model do not characterize the open source software model. For example, the financial and legal barriers to creating a new Hadoop distribution are relatively low because the software components typically included in Hadoop distributions are publicly available under open source licenses that permit copying, modification and redistribution. However, while anyone can use, copy, modify and redistribute the HDP or HDF offerings, the technical skills, knowledge and capability of our team of committers provides a point of differentiation in the marketplace. Furthermore, others are not permitted to refer to the product using the trademarked “Hortonworks” name or other proprietary marks unless they have a formal business relationship with us that allows such references.

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

Hortonworks SmartSense is an optional proactive support service available with our support subscriptions offerings that contains proprietary intellectual property. SmartSense monitors Hortonworks platforms in order to proactively find performance and configuration issues and provide recommendations to help avoid potential future issues. We actively pursue registration of our patents and trademarks for this proactive support service in the United States and in other countries. We also make available intellectual property via our Hortonworks Community Connection online community and our Partnerworks program and rely on copyright laws to protect such intellectual property.

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

For a discussion of the risk factors relating to intellectual property that we believe could impact our actual and expected results, see Item 1A—“Risk Factors” in this Annual Report on Form 10-K.

Our Strategy

We intend to continue to grow our business by focusing on the following strategies:

•	continue to innovate and extend the enterprise data platform capabilities of our solutions;

•

establish Hortonworks as the trusted vendor for Connected Data Platforms (HDP and HDF) and big data cloud services (Azure HDInsight and HDCloud for AWS) that act as the industry standard for the modern enterprise data architecture;

•	continue to support and foster growth in the Apache Software Foundation and Hadoop ecosystems;

•	focus on renewing and expanding existing customer deployments;

•	grow our sales force directly and indirectly through our reseller and OEM partners;

•	grow our customer base across new vertical markets and geographies;

•

pursue selective acquisitions and strategic partnerships to further enhance and build out the critical components of our enterprise-scale Connected Data Platforms (HDP and HDF) and big data cloud services (Azure HDInsight and HDCloud for AWS); and

•	continue international expansion.

Employees

As of December 31, 2016, we had approximately 1,080 full-time employees, including approximately 770 employees in the United States and approximately 310 employees internationally. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Additional Information

Our website is located at http://hortonworks.com, and our investor relations website is located at http://investors.hortonworks.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (“SEC”). The SEC also maintains a website, www.sec.gov, where our SEC filings are available. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases and blogs as part of our investor relations website. Hortonworks has used, and intends to continue to use, our investor relations website as well as the Twitter account @hortonworks and the Facebook page www.facebook.com/hortonworks as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Further corporate governance information, including our governance guidelines, board committee charters and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

We have incurred net losses since our inception, including net losses of $251.7 million, $179.1 million and $177.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. As a result, we had an accumulated deficit of $702.5 million as of December 31, 2016. These losses and our accumulated deficit includes the accounting for the Yahoo! stock warrant (the “2011 Yahoo! Warrant”) described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” It is difficult for us to predict our future results of operations since the market for our solutions is rapidly evolving and has not yet reached widespread adoption. We may not achieve sufficient revenue to attain and maintain profitability. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales, expand and improve the effectiveness of our distribution channels, and continue to invest in the development of our Connected Data Platforms, the Hortonworks Data Platform (“HDP”) and Hortonworks DataFlow (“HDF”) offerings. In addition, as we grow and as a result of being a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenses, we will have to generate and sustain increased revenue to be profitable in future periods. Any failure by us to sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

We have a limited operating history, which makes it difficult to predict our future results of operations.

We were incorporated in 2011 and introduced our first solution in 2012. As a result of our limited operating history, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth has been inconsistent, has benefited from transactions with related parties and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including an increase in multi-year transactions, slowing demand for our support subscription offerings and our professional services, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. It could also become increasingly difficult to predict revenue as our mix of annual, multi-year and other types of transactions changes as a result of our expansion into cloud-based offerings. Finally, we have also encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties and our future revenue growth (each of which we use to plan our business) are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

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

We expect to derive a significant portion of our revenue from renewals of existing support subscription agreements. As a result, customers renewing and expanding their support subscription relationships with us will be critical to our business. Our support subscription customers have no obligation to renew their support subscriptions after the expiration of the initial support subscription period and may renew for fewer elements of our support subscription offerings or on different pricing terms. We have limited historical data with respect to support subscription customer renewals, including those support subscription arrangements which also allow the customer the ability to potentially impact the direction and development of the underlying open source solution, so we cannot accurately predict support subscription customer renewals. Our support subscription customers’ renewals may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our pricing or our product offerings and their ability to continue their operations and spending levels. Additionally, customers may elect to implement and self-support Hadoop deployments internally rather than purchasing a support subscription from us. If our support subscription customers do not renew their support subscriptions on similar pricing terms, our revenue may decline and our business could suffer. In addition, over time the average term of our contracts could change based on renewals or for other reasons.

Because we derive our revenue and cash flows primarily from supporting our Connected Data Platforms and services and training related to them, failure of these offerings or our new product offerings to satisfy customer requirements or to achieve increased market acceptance would harm our business, results of operations, financial condition and growth prospects.

We derive and expect to continue to derive primarily all of our revenue and cash flows from customer fees for support subscription offerings and professional services in support of our Connected Data Platforms: HDP and HDF. As such, the market acceptance of our Connected Data Platforms is critical to our continued success. Customer demand for our Connected Data Platforms is affected by a number of factors beyond our control, including the market acceptance of an open source data platform for both incremental and existing use cases, the continued enhancement of our Connected Data Platforms to support new use cases and to incorporate features and functionality desired by our support subscription customers, the timing of development and release of new products by our competitors, technological change and growth or contraction in our market. We expect the proliferation of data to lead to an increase in the data storage and processing demands of our customers, and our Connected Data Platforms may not be able to perform to meet those demands. If we are unable to continue to meet support subscription customer requirements or to achieve more widespread market acceptance of our Connected Data Platforms, our business, results of operations, financial condition and growth prospects will be harmed.

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

We face substantial competition from Hadoop distribution vendors such as Cloudera and MapR, as well as from enterprise software vendors, system providers and infrastructure companies not specifically focused on Hadoop distribution. Further, other established system providers not currently focused on Hadoop, including traditional data warehouse solution providers such as Teradata, SAP and Dell EMC, open source distributed data platform providers, including non-relational NoSQL database providers such as MongoDB and DataStax may expand their products and services to compete with us. Additionally, cloud computing vendors that offer certain big data processing services, such as Amazon, may expand their products and services and more effectively compete with us. Finally, some potential customers may elect to implement and self-support Hadoop deployments internally rather than purchasing a support subscription from us. Some of the companies that compete with us, or that may compete with us in the future, have greater name recognition, substantially greater financial, technical, marketing and other resources, the ability to devote greater resources to the promotion, sale and support of their solutions, more extensive customer bases and broader customer relationships and longer operating histories than we have.

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

The competitive position of our product offerings depends in part on the offerings’ ability to operate with third-party products and services, including those of our partners, and if we are not successful in maintaining and expanding the compatibility of our Connected Data Platforms with such products and services, our business will suffer.

The competitive position of our Connected Data Platforms, HDP and HDF, depends in part on these offerings’ ability to operate with products and services of third parties, including software companies that offer applications designed for various business intelligence applications, software services and infrastructure. As such, we must continuously modify and enhance our offerings to adapt to changes in hardware, software, networking, browser and database technologies. In the future, one or more technology companies, whether our partners or otherwise, may choose not to support the operation of their software, software services and infrastructure with HDP or HDF, or our offerings may not support the capabilities needed to operate with such software, software services and infrastructure. In addition, to the extent that a third party were to develop software or services that compete with ours, that provider may choose not to support HDP or HDF. We intend to facilitate the compatibility of our product platforms with various third-party software, software services and infrastructure offerings by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition and results of operations may suffer.

If open source software programmers, many of whom we do not employ, or our own internal programmers do not continue to develop and enhance open source technologies, we may be unable to develop new technologies, adequately enhance our existing technologies or meet customer requirements for innovation, quality and price.

We rely to a significant degree on a number of independent open source software programmers, or Hadoop committers and contributors, to develop and enhance Apache Hadoop, Apache NiFi and associated open source technologies. Additionally, members of the corresponding Apache Software Foundation PMCs, many of whom are not employed by us, are primarily responsible for the oversight and evolution of the codebases of Hadoop and its related technologies. If the Hadoop committers and contributors fail to adequately further develop and enhance open source technologies, or if the PMCs fail to oversee and guide the evolution of Hadoop-related technologies in the manner that we believe is appropriate to maximize the market potential of our offerings, then we would have to rely on other parties, or we would need to expend additional resources, to develop and enhance our offerings. We also must devote adequate resources to our own internal programmers to support their continued development and enhancement of open source technologies, and if we do not do so, we may have to turn to third parties or experience delays in developing or enhancing open source technologies. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. In either event, our development expenses could be increased and our technology release and upgrade schedules could be delayed. Delays in developing, completing or delivering new or enhanced offerings could cause our offerings to be less competitive, impair customer acceptance of our offerings and result in delayed or reduced revenue for our offerings.

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

In addition to other risk factors described in this “Risk Factors” section, factors that may cause our results of operations to fluctuate from quarter to quarter include:

•

the timing of new customer contracts for support subscription offerings and professional services, and the extent to which we earn additional revenue and cash flow from existing customers as they expand their deployment of our Connected Data Platforms;

•	the renewals of our support subscription arrangements with our customers;

•	changes in the competitive dynamics of our market;

•	customers delaying purchasing decisions in anticipation of new software or software enhancements;

•

the timing of satisfying revenue recognition criteria, especially considering our lack of vendor-specific objective evidence of fair value (“VSOE”) for our support subscriptions and professional services offerings;

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

We have increased our number of full-time employees to approximately 1,080 as of December 31, 2016 from approximately 850 at December 31, 2015, and have increased our revenue to $184.5 million in the year ended December 31, 2016 from $121.9 million in the year ended December 31, 2015. Our recent growth and expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to continue to expand our overall business, customer base, headcount and operations. Continued growth increases the challenges involved in:

•	recruiting, training and retaining sufficient skilled technical, marketing, sales and management personnel;

•	preserving our culture, values and entrepreneurial environment;

•	developing and securing our internal administrative infrastructure, particularly our financial, operational, compliance, recordkeeping, communications and other internal systems;

•	managing our international operations and the risks associated therewith;

•	maintaining high levels of satisfaction with our solutions among our customers; and

•	effectively managing expenses related to any future growth.

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

Our ability to increase the adoption of our Connected Data Platforms, increase sales of support subscription offerings and professional services and grow our business depends on the increased adoption of big data services and applications by enterprises. While we believe that big data services and applications can offer a compelling value proposition to many enterprises, the broad adoption of big data applications and services also presents challenges to enterprises, including developing the internal expertise and infrastructure to manage big data applications and services effectively, coordinating multiple data sources, defining a big data strategy that delivers an appropriate return on investment and implementing an information technology infrastructure and architecture that enables the efficient deployment of big data solutions. Accordingly, our expectations regarding the potential for future growth in the market for big data applications and services, and the third-party growth estimates for this market in this Annual Report on Form 10-K, are subject to significant uncertainty. If the market for big data applications and services does not grow as expected, our business prospects may be adversely affected. Even if the market for big data applications and services increases, we cannot be sure that our business will grow at a similar rate, or at all.

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

Our Connected Data Platforms, HDP and HDF, have been provided under the Apache License 2.0. This license states that any work of authorship licensed under it, and any derivative work thereof, may be reproduced and distributed provided that certain conditions are met. It is possible that a court would hold this license to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under the license. Any ruling by a court that this license is not enforceable, or that open source components of HDP or HDF may not be reproduced or distributed, may negatively impact our distribution or development of all or a portion of HDP and HDF. In addition, at some time in the future it is possible that Apache Hadoop or Apache NiFi may be distributed under a different license or the Apache License 2.0 may be modified, which could, among other consequences, negatively impact our continuing development or distribution of the software code subject to the new or modified license. Further, full utilization of our Connected Data Platforms may depend on applications and services from various third parties, and in the future these applications or services may not be available to our customers on commercially reasonable terms, or at all, which could harm our business.

We do not currently have vendor-specific objective evidence of fair value for support subscriptions or professional services offerings, and we may offer certain contractual provisions to our customers that result in delayed recognition of revenue under generally accepted accounting principles (“GAAP”) in the United States (“U.S.”), which could cause our results of operations to fluctuate significantly from period to period in ways that do not correlate with our underlying business performance.

In the course of our selling efforts, we typically enter into sales arrangements pursuant to which we provide support subscription offerings and professional services. We refer to each individual product or service as an “element” of the overall sales arrangement. These arrangements typically require us to deliver particular elements in a future period. We apply software revenue recognition rules under U.S. GAAP. In certain cases, when we enter into more than one contract with a single customer, the group of contracts may be so closely related that they are viewed under U.S. GAAP as one multiple-element arrangement for purposes of determining the appropriate amount and timing of revenue recognition. As we discuss further in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue Recognition,” because we do not have VSOE for our support subscriptions and professional services offerings, and because we may offer certain contractual provisions to our customers, such as delivery of support subscription offerings and professional services, or specified functionality, or because multiple contracts signed in different periods may be viewed as giving rise to multiple elements of a single arrangement, we may be required under U.S. GAAP to defer revenue to future periods. Typically, for arrangements providing for support subscription offerings and professional services, we have recognized as revenue the entire arrangement fee ratably over the support subscription period, although the appropriate timing of revenue recognition must be evaluated on an arrangement-by-arrangement basis and may differ from arrangement to arrangement. If we are unexpectedly required to defer revenue to future periods for a significant portion of our sales, our revenue and overall operating results for a particular period could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

Because we recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our results of operations.

We generally recognize subscription revenue from support subscription customers ratably over the term of their subscription agreements, which are generally 12 months, with some support subscription customers having subscription agreements with longer multi-year terms. As a result, much of the revenue we report in each quarter is derived from deferred revenue from subscription agreements entered into during previous quarters. Consequently, a decline in the value of new support subscription agreements entered into within any one quarter, will not necessarily be fully reflected in the revenue we record for that quarter and will harm our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect this reduced revenue. Accordingly, the effect of significant downturns in sales and market acceptance of our services may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new support subscription customers is recognized over the applicable subscription term.

Any failure to offer high-quality support subscription offerings may harm our relationships with our support subscription customers and results of operations.

Once our Connected Data Platforms are deployed, our support subscription customers depend on our software support organization to resolve technical issues relating to the deployment. We may be unable to respond quickly enough to accommodate short-term increases in support subscription customer demand for support subscription offerings. We also may be unable to modify the format of our support subscription offerings to compete with changes in offerings provided by our competitors. Increased support subscription customer demand for our support subscription offerings, without corresponding revenue, could increase costs and harm our results of operations. In addition, our sales process is highly dependent on our business reputation and on positive references from our existing support subscription customers. Any failure to maintain high-quality support subscription offerings, or a market perception that we do not maintain high-quality support subscription offerings, could harm our reputation, our ability to sell our support subscription offerings to existing and prospective support subscription customers and our results of operations.

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

Despite our testing procedures, errors, including security vulnerabilities or incompatibilities with third-party software and hardware, have been and may continue to be found in HDP or HDF after deployment. This risk is increased by the fact that much of the code in HDP and HDF is developed by independent parties over whom we may not exercise supervision or control. If errors are discovered, we may have to make significant expenditures of capital and devote significant technical resources to analyze, correct, eliminate or manage them, and we may not be able to successfully do so in a timely manner, or at all. Errors and failures in HDP or HDF could result in a loss of, or delay in, market acceptance of our enterprise technologies, loss of existing or potential customers and delayed or lost revenue and could damage our reputation and our ability to convince enterprise users of the benefits of HDP, HDF and our other offerings.

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

Incorrect or improper implementation or use of our Connected Data Platforms could result in customer dissatisfaction and harm our business, results of operations, financial condition and growth prospects.

Our Connected Data Platforms are deployed in a wide variety of technology environments, including in large-scale, complex technology environments, and we believe our future success will depend at least in part on our ability to support such deployments. Hadoop and NiFi are technically very complicated, and it is not easy to maximize the value of our offerings without proper implementation and training. We often must assist our customers in achieving successful implementations for large, complex deployments. If our customers are unable to implement our Connected Data Platforms successfully, or in a timely manner, customer perceptions of our company and our offerings may be impaired, our reputation and brand may suffer, and customers may choose not to renew their subscriptions or increase their purchases of our support subscription offerings or professional services.

Our customers and partners may need training in the proper use of and the variety of benefits that can be derived from our Connected Data Platforms to maximize their potential. Our Connected Data Platforms may perform inadequately if they are not implemented or used correctly or as intended. The incorrect or improper implementation or use of our product offerings, our failure to train customers on how to efficiently and effectively use our Connected Data Platforms, or our failure to provide effective support subscription offerings or professional services to our customers, may result in negative publicity or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for follow-on sales of our support subscription offerings and professional services.

Interruptions or performance problems associated with our technology and infrastructure may harm our business and results of operations.

Our website and internal technology infrastructure may experience performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting or cloud computing disruptions or capacity constraints due to a number of potential causes, including technical failures, natural disasters or fraud or security attacks. If our security is compromised, our website is unavailable or our users are unable to download our tools or order support subscription offerings or professional services within a reasonable amount of time or at all, our business could be harmed. We expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features and applications for our Connected Data Platforms. To the extent that we do not effectively upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and results of operations may be harmed.

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

Periodic changes to our sales organization could be disruptive and reduce our rate of growth.

We periodically adjust our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels and other internal and external considerations. Any such future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.

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

We principally sell our offerings through sales personnel in the United States, Australia, Belgium, Brazil, Canada, Dubai, France, Germany, India, Ireland, Japan, the Netherlands, Singapore, South Korea, Sweden and the United Kingdom and currently have operations in the United States, Australia, Chile, Hungary, India, Ireland and the United Kingdom. We also have development teams in Hungary, India and Ukraine and a number of distributor and reseller relationships for our support subscription offerings and our professional services in other international markets. Conducting international operations subjects us to risks that we have not generally faced in the United States. These risks include:

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

•	laws and business practices favoring local competitors;

•	difficulties in staffing due to immigration or travel restrictions imposed by national governments;

•	terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.

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

As part of our ongoing business strategy to expand our suite of solutions and acquire new technology, from time to time we engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and joint ventures. For example, in April 2015, we acquired SequenceIQ Hungary Kft. (“SequenceIQ”), an open source provider of rapid deployment tools for Hadoop, located in Budapest, Hungary, and in August 2015, we acquired Onyara, a key contributor to Apache NiFi. There may be significant competition for acquisition targets in our industry, or we may not be able to identify suitable acquisition candidates, negotiate attractive terms for acquisitions or complete acquisitions on expected timelines, or at all. If we are unable to complete strategic acquisitions or do not realize the expected benefits of the acquisitions we do complete, our business, financial condition, results of operations and prospects could be harmed.

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

In addition, the protective steps we have taken in the past may be inadequate to protect and deter misappropriation of our intellectual property rights. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights in a timely manner. We have a registered copyright in China, have registered trademarks in Australia, Brazil, Canada, the European Community, Hong Kong, India, Japan, Mexico, New Zealand, Russia, Singapore, Switzerland, Taiwan, the United Kingdom and the United States, and have issued patent claims in the United States. We also have copyright, trademark and patent applications pending in various international jurisdictions. Effective intellectual property protection may not be available in every country in which we offer or intend to distribute our solutions. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. Failure to adequately protect our trademark rights could damage or even destroy one or more of our brands and impair our ability to compete effectively. Furthermore, defending or enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources.

We may be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies can dedicate substantially greater resources to enforce their intellectual property rights, and to defend claims that may be brought against them, than we can. We have received, and we and the Apache Hadoop Project and the Apache NiFi Project may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent Hadoop or NiFi gains greater market visibility, we, the Apache Hadoop Project and the Apache NiFi Project, as applicable, face a higher risk of being the subject of intellectual property infringement claims. In addition, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software.

Any intellectual property infringement claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third-party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. Any of these results would harm our business, results of operations, financial condition and cash flows.

Federal, state, foreign government and industry regulations, as well as self-regulation related to privacy and data security concerns, pose the threat of lawsuits and other liability.

We collect and utilize certain demographic and other information, including personally identifiable information, from and about our employees and our users (such as customers, potential customers and others). Such information may be collected from our users when they visit our website or elect to use our support tools, or when users provide personal information to us in many contexts such as when signing up for certain services, registering for seminars, participating in a survey, connecting with other users and Hadoop and NiFi experts in our forums, participating in Hortonworks University classes, participating in polls or signing up to receive e-mail newsletters.

Within the United States, various federal and state laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about employees and users. Outside of the United States, various jurisdictions actively regulate and enforce laws regarding the collection, retention, transfer and use (including loss and unauthorized access) of data and personal information. Privacy advocates and government bodies have increasingly scrutinized the ways in which companies link personal identities and data associated with particular users or devices with data collected through the internet, and we expect such scrutiny to continue to increase. In 2016, the European Commission adopted a new framework, the EU-U.S. Privacy Shield, which provides a mechanism for companies to transfer data from EU member states to the United States This and other mechanisms are likely to be reviewed by European courts, which may lead to uncertainty about transfers of personal data from EU member states to the United States. Also in 2016, the EU adopted a new law governing data practices and privacy called the General Data Protection Regulation (the “GDPR”), which becomes effective in May 2018. We are currently assessing the impact of the EU-U.S. Privacy Shield and the GDPR on our operations. Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims.

Security and privacy breaches may hurt our business.

Any security breach, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in the loss of confidential information, loss of confidence in the security of our services, damage to our reputation, early termination of our contracts, litigation, regulatory investigations, disruption of our business or other liabilities. If our, our customers’, our partners’, our third-party data center hosting facilities’ or cloud computing platform providers’ security measures are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to data, our reputation will be damaged, our business may suffer and we could incur significant liability.

Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed, and we could lose sales and customers. Any significant violations of data privacy could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition. Moreover, if a high-profile security breach occurs with respect to another Hadoop or NiFi provider, our customers and potential customers may lose trust in the security of Hadoop- or NiFi-based solutions generally, which could adversely impact our ability to retain existing customers or attract new ones.

Industry-specific regulations, standards and other requirements are evolving, and unfavorable industry-specific regulations, standards or other requirements could harm our customers and our business.

Our customers and potential customers conduct business in a variety of industries, including financial services, healthcare, telecommunications and public sector. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud-based solutions. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit our customers’ use and adoption of our services. Compliance with these regulations may also require us to devote greater resources to support certain customers, which may increase costs and lengthen sales cycles. Further, if we are unable to comply with these regulations, our business may be harmed. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our customers may expect could have an adverse impact on our business and results.

In some cases, industry-specific laws, regulations, standards or interpretive positions may also apply directly to us as a service provider. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business.

Prolonged economic uncertainties or downturns could harm our business.

Current or future economic downturns could harm our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations and terrorist attacks in the United States, Europe or elsewhere, could cause a decrease in corporate spending on enterprise software in general and slow down the rate of growth of our business. In particular, the recent decision by voters in the United Kingdom to leave the European Union has and may continue to have significant and wide-ranging economic impacts across multiple markets we serve.

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

The terms of the agreements governing our revolving credit facility restrict our current and future operations.

The agreements governing our revolving credit facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on indebtedness, liens, investments, acquisitions, mergers, disposition of property or assets, dividends and other distributions, changes to the nature of the business, transactions with affiliates, use of proceeds, amendments to organizational documents, and prepayment of certain debt.

In addition, the restrictive covenants in the agreements governing our revolving credit facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.

A breach of the covenants or restrictions under the agreements governing our revolving credit facility could result in an event of default. Such a default would affect the availability of the revolving credit facility. It may also allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness and, even if we do, we would no longer have access to that capital. As a result of these restrictions, we may be limited in how we conduct business, unable to raise additional debt or equity financing, or unable to compete effectively or take advantage of new business opportunities.

We and our subsidiaries may incur substantial amounts of debt in the future. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may incur significant indebtedness in the future, whether under our revolving credit facility or otherwise. Although the agreements governing our revolving credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial.

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

As of December 31, 2016, we had federal, state and local and foreign tax net operating loss carryforwards (“NOLs”) of $381.0 million, $320.2 million and $0.1 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering (“IPO”), concurrent private placement or follow-on offering, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

We have business and customer relationships with certain entities who are stockholders or affiliated with our directors, or both, and conflicts of interest may arise because of such relationships.

Some of our customers and other business partners are affiliated with certain of our directors or hold shares of our capital stock, or both. For example, we have entered into strategic relationships and/or customer relationships with Yahoo! and Red Hat, Inc. (“Red Hat”). Our directors Jay Rossiter and Paul Cormier are employees of Yahoo! and Red Hat, respectively, and Yahoo! is one of our stockholders. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our Board of Directors is faced with decisions that could have different implications for us and these other parties or their affiliates. In addition, conflicts of interest may arise between us and these other parties and their affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, including with competitors of such related parties, which could harm our business and results of operations.

Catastrophic events may disrupt our business.

Our corporate headquarters are located in Santa Clara, California, and we utilize data centers that are located in North America. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. The West Coast of the United States contains active earthquake zones. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, extended interruptions in our Connected Data Platforms, breaches of data security and loss of critical data, all of which could harm our future results of operations.

If we fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results or prevent fraud.

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”) requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. A report of our management is included under Item 9A—“Controls and Procedures” of this Annual Report on Form 10-K. During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, management identified a material weakness related to the control surrounding the recognition of revenue and deferred revenue for a subset of non-standard license transactions where post-contract support renewal rates were stated upon commencement of the arrangement. Our findings were related to the design effectiveness of this control. Each of the aforementioned transactions originated prior to our establishment and formalization of Section 404 internal controls at the Company in July 2015. A secondary review of these specific agreements was not performed at a sufficiently detailed level to detect errors in recognition of revenue and deferred revenue related to these arrangements. With the oversight of management and our Audit Committee, we initiated actions to address the root causes of the material weakness identified, and our management has since determined that the applicable controls are designed and operating effectively. As such, management has concluded that the material weakness previously identified was remediated as of December 31, 2016. There can be no assurance, however, that additional or other control deficiencies will not be identified in the future. If we continue to experience a material weakness in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and annual auditor attestation reports when such report is required. Each of the foregoing results could cause stockholders to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A—“Controls and Procedures” for more information.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In particular, the trading price of our common stock has fluctuated significantly in recent periods. In the past, stockholders have instituted securities class action litigation following periods of market volatility. A securities class action was instituted against us in February 2016, and the parties recently agreed in principle to a class-wide settlement subject to court approval. This and other securities litigation may subject us to substantial costs, may divert resources and the attention of management from operating our business and may harm our business, results of operations, financial condition and cash flows.

Our directors, officers and principal stockholders beneficially own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 8, 2017, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 35 percent of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders will be able to control elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by our Board of Directors, the Chair of our Board of Directors, or our Chief Executive Officer;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board of Directors;

•	establish that our Board of Directors is divided into three classes: Class I, Class II and Class III, with each class serving three-year staggered terms;

•	prohibit cumulative voting in the election of directors;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum; and

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

We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year following the five-year anniversary of the completion of our IPO; (ii) the end of the fiscal year in which we have more than $1.0 billion in annual revenue; (iii) the end of the fiscal year in which we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the end of the second quarter of such fiscal year; and (iv) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities.

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

We do not intend to pay dividends on our common stock, so any returns will be limited to changes in the value of our common stock.

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

Additional sales of our common stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of December 31, 2016, we had 61,429,406 shares of common stock outstanding, which excludes any shares of common stock issuable upon exercise of warrants and options outstanding as of such date. In addition, as of December 31, 2016, there were outstanding options and warrants to purchase 11,156,462 shares of our common stock. These options and warrants, if exercised, will result in these additional shares becoming available for sale. Sales by these stockholders, option holders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, some holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we might file for ourselves or other stockholders.

Additionally, the shares of common stock subject to outstanding restricted stock unit (“RSU”) and performance stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans may become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office facilities around the world totaling approximately 186,000 square feet, including over 92,000 square feet of space for our corporate headquarters, which includes research and development, sales, marketing, business operations and executive offices, in Santa Clara, California pursuant to a lease that expires in May 2019.

We also lease office space in Bangalore, India; Cork, Ireland; Budapest, Hungary; and London, England. In the United States, we lease office space in various locations including Atlanta, Georgia; Durham, North Carolina; Maple Lawn, Maryland; Mount Laurel, New Jersey; Palo Alto, California; San Francisco, California; and Seattle, Washington.

We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

Item 3. Legal Proceedings.

For a description of our material legal proceedings, see “Legal Proceedings” in Note 8—“Commitments and Contingencies” in the notes to our consolidated financial statements, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “HDP” since December 12, 2014. Prior to that date, there was no public trading market for our common stock. For the periods indicated, the following table sets forth the intra-day high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Fiscal 2015
First quarter	$29.83	$19.60
Second quarter	$28.20	$19.50
Third quarter	$28.91	$20.91
Fourth quarter	$22.82	$15.75

Fiscal 2016
First quarter	$21.62	$7.12
Second quarter	$13.12	$9.70
Third quarter	$12.84	$7.15
Fourth quarter	$9.65	$6.42

Holders of Record

As of March 8, 2017, we had 50 holders of record of our common stock. The actual number of stockholders is greater than this number of stockholders of record and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers, trusts and other nominees.

Dividends

We have not declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant. Currently, our revolving credit facility prohibits the payment of any dividends without obtaining the lender’s prior written consent, other than dividends payable solely in our common stock.

Equity Compensation Plan Information

See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Use of Proceeds

We have applied the proceeds from our IPO, concurrent private placement and follow-on offering to our cash and investment balances and such funds have and will continue to be used for general corporate purposes going forward.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The following graph shows the cumulative total return to our stockholders during the period from December 12, 2014 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2016, in comparison to the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index. All values assume a $100 initial investment and data for the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index assume reinvestment of dividends. Such returns are based on historical results and are not intended to suggest future performance.

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

In April 2015, we issued 163,685 RSUs in connection with our acquisition of SequenceIQ. Of the total RSUs issued, 49,102 vested at closing and the remaining 114,583 RSUs vest over a period of up to three years. The vesting of the additional RSUs is contingent upon the continued employment of the selling shareholders that were retained as employees.

In May 2014, we issued an aggregate of 132,508 shares of our common stock in connection with our acquisition of Agniv, Inc. d/b/a XA Secure (“XA Secure”) and as consideration to individuals and entities who were former service providers and/or stockholders of XA Secure.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2016—October 31, 2016	—	—	—	—
November 1, 2016—November 30, 2016	3,223	$14.22	—	—
December 1, 2016—December 31, 2016	—	—	—	—

Total	3,223	$14.22	—	—

The Hortonworks, Inc. 2011 Stock Option and Grant Plan allowed for the granting of options that may be exercised before such options have vested. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the original price paid by the purchaser. In November 2016, we repurchased 3,223 early exercise options at a price of $14.22 per share for a total purchase price of approximately $46,000.

We have no publicly announced plan or program for the purchase of shares.

Item 6. Selected Financial Data.

The following selected financial and other data should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014, eight months ended December 31, 2013 and years ended April 30, 2013 and 2012 and the consolidated balance sheets data as of December 31, 2016, 2015, 2014, 2013 and April 30, 2013 and 2012 have been derived from our audited consolidated financial statements.

We changed our fiscal year end from April 30 to December 31, commencing with our fiscal year ended December 31, 2013. The consolidated statement of operations data for the eight months ended December 31, 2012 have been derived from our unaudited comparative transition period consolidated financial statements. The unaudited comparative transition period consolidated financial statements reflect, in the opinion of management, all adjustments, of a normal, recurring nature that are necessary for the fair presentation of the consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future, and the results for the year ended December 31, 2016 are not necessarily indicative of results to be expected for any other period.

	Years Ended December 31,			Eight Months Ended December 31,		Years Ended April 30,
	2016	2015	2014	2013	2012	2013	2012
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Total support subscription and professional services revenue(1)	$184,461	$121,944	$46,048	$17,865	$4,778	$10,998	$1,646
Total cost of revenue(1)(2)	72,170	55,171	80,879	13,710	5,933	10,933	1,395
Total operating expenses(2)(3)	363,467	246,366	138,668	50,346	18,658	36,855	11,854
Loss from operations	(251,176)	(179,593)	(173,499)	(46,191)	(19,813)	(36,790)	(11,603)
Other income (expense), net(4)	712	908	(4,977)	23	110	163	83
Income tax expense (benefit)	1,224	432	(1,111)	45	8	11	1
Net loss	$(251,688)	$(179,117)	$(177,365)	$(46,213)	$(19,711)	$(36,638)	$(11,521)

Net loss per share of common stock, basic and diluted(5)	$(4.40)	$(4.13)	$(24.16)	$(18.18)	$(16.96)	$(30.29)	$(74.30)

Weighted-average shares used in computing net loss per share of common stock, basic and diluted(5)	57,203,067	43,318,044	7,341,465	2,541,800	1,161,880	1,209,750	155,052

(1)	Total support subscription and professional services revenue includes contra-revenue adjustments and total cost of revenue includes cost of revenue adjustments as follows (in thousands):

	Years Ended December 31,			Eight Months Ended December 31,
	2016	2015	2014	2013
Gross support subscription and professional services revenue:
Support subscription	$126,689	$77,793	$31,519	$11,782
Professional services	57,772	44,216	20,616	6,465

Total gross support subscription and professional services revenue	184,461	122,009	52,135	18,247

Contra-support subscription and professional services revenue:
Support subscription	—	(65)	(5,961)	(367)
Professional services	—	—	(126)	(15)

Total contra-support subscription and professional services revenue	—	(65)	(6,087)	(382)

Support subscription and professional services revenue:
Support subscription	126,689	77,728	25,558	11,415
Professional services	57,772	44,216	20,490	6,450

Total support subscription and professional services revenue	184,461	121,944	46,048	17,865

Cost of revenue excluding 2011 Yahoo! Warrant adjustment:
Cost of support subscription	23,030	13,705	5,289	3,720
Cost of professional services	49,140	41,466	27,637	9,990

Total cost of revenue excluding 2011 Yahoo! Warrant adjustment	72,170	55,171	32,926	13,710

Cost of revenue adjustment for 2011 Yahoo! Warrant:
Cost of support subscription	—	—	47,398	—
Cost of professional services	—	—	555	—

Total cost of revenue adjustment for 2011 Yahoo! Warrant	—	—	47,953	—

Cost of revenue:
Cost of support subscription	23,030	13,705	52,687	3,720
Cost of professional services	49,140	41,466	28,192	9,990

Total cost of revenue	$72,170	$55,171	$80,879	$13,710

(2)	Stock-based compensation expense was allocated as follows (in thousands):

	Years Ended December 31,			Eight Months Ended December 31,		Years Ended April 30,
	2016	2015	2014	2013	2012	2013	2012
Cost of revenue	$5,700	$2,702	$580	$132	$44	$45	$14
Sales and marketing	25,787	11,688	1,881	321	110	234	18
Research and development	36,540	15,193	2,257	468	140	244	140
General and administrative	30,796	11,356	4,314	406	122	239	150

Total stock-based compensation expense	$98,823	$40,939	$9,032	$1,327	$416	$762	$322

(3)

General and administrative stock-based compensation expense for the year ended December 31, 2016 included the accelerated recognition of $10.0 million related to one of our executives’ voluntary cancellation of stock options to purchase 1,185,000 shares in February 2016.

(4)

Other income (expense), net for the year ended December 31, 2014 includes $5.4 million in expense related to the vesting of the 2014 Yahoo! stock warrant (the “2014 Yahoo! Warrant”). See Note 10—“Stockholders’ Equity” in the notes to our consolidated financial statements for additional information on the 2014 Yahoo! Warrant.

(5)

See Note 11—“Net Loss Per Share of Common Stock” in the notes to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stock and the weighted-average number of shares used in the computation of the per share amounts.

	December 31,				April 30,
	2016	2015	2014	2013	2013	2012
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$85,096	$94,301	$204,465	$38,509	$17,883	$51,350
Working capital	5,976	29,044	167,480	22,582	14,102	50,493
Property and equipment, net	19,381	15,422	11,182	1,093	1,050	381
Long-term investments	4,084	2,592	—	—	1,011	1,011
Total assets	235,836	212,019	256,039	54,443	29,279	55,029
Capital lease obligations	748	348	441	—	—	—
Total deferred revenue	185,390	106,779	62,923	27,928	16,730	10,148
Total stockholders’ equity (deficit)	11,362	67,591	167,070	(90,440)	(46,415)	(10,623)

Key Metric—Operating Billings

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

Operating billings were as follows (in thousands):

	Years Ended December 31,			Eight Months Ended December 31,		Years Ended April 30,
	2016	2015	2014	2013	2012	2013	2012
Operating billings	$269,862	$165,865	$87,130	$29,445	$9,726	$17,580	$11,794

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with Item 6—“Selected Financial Data” and the consolidated financial statements and the related notes included elsewhere in this annual report. This discussion contains statements that are not historical in nature, are predictive, that depend upon or refer to future events or conditions or contain forward-looking statements. Such statements are based upon current expectations that involve risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Various factors could cause or contribute to such a difference, including, but not limited to, those identified below and discussed in Item 1A—“Risk Factors” and in other parts of this annual report.

Overview

Hortonworks, Inc. (“Hortonworks,” the “Company,” “we” or “us”) is an industry-leading innovator that creates, distributes and supports a new class of enterprise data management software solutions built on open source technology. Our customers use our enterprise-scale “Connected Data Platforms” to build transformational data applications fueled by actionable intelligence from data in motion, information that flows over a network, such as the internet or corporate networks, and data at rest, information that is stored in digital form in a file system, database or other storage medium.

Our data-at-rest solution, Hortonworks Data Platform (“HDP”), is an enterprise-scale data management platform built entirely on open source software including Apache Hadoop. HDP combines computer servers with local storage and open source software technology to create a reliable distributed compute and storage platform for large data sets that is secure and scalable up to petabytes of data within thousands of servers or nodes. At the core of HDP is the next generation computing and resource management framework called Yet Another Resource Negotiator (“YARN”), which enables a centralized data architecture for batch, interactive and real-time workloads to be executed simultaneously on both a single cluster and data set with the comprehensive security, governance and operational services enterprise customers require. HDP integrates with existing data center technologies to support best-of-breed data architectures and enables our customers to collect, store, process and analyze increasing amounts of existing and new data types in a way that augments rather than replaces their existing data center infrastructures.

Our data-in-motion solution, Hortonworks DataFlow (“HDF”), is an enterprise-scale data ingest and stream processing platform built entirely on open source software including Apache NiFi. HDF is complementary to HDP and accelerates the flow of data in motion into HDP to support full fidelity analytics. HDF is a real-time, integrated, secure and adaptive platform capable of ingesting any type of data in motion—from traditional data sources to new data types such as sensor and machine data, server log data, clickstream data, geo-location data, social and sentiment data and other data generated by documents and other file types. HDF enables customers to collect, curate and analyze their data in motion in order to deliver real-time business insights and actionable intelligence.

We employ a differentiated strategic approach in that we are committed to continuously driving innovation and market adoption of Apache Hadoop, Apache NiFi and associated open source technologies within the Apache Software Foundation open source ecosystem. We do this by sharing all of our product development with the open source community in order to further advance open source technology development and functionality which is ultimately consumed by enterprise customers of all types and sizes. We distribute the HDP and HDF software under the Apache open source license in order to provide broad rights for recipients of the software to use, copy, modify and redistribute the software. Consistent with our open source approach, we generally make HDP and HDF available free of charge.

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

Our ability to successfully implement these strategies is subject to challenges, risks and uncertainties and our net losses have been increasing year over year. In our efforts to achieve profitability, we have placed and will continue to place an emphasis on investing within our support subscription sales efforts to try to drive increased revenue in both support subscriptions and professional services. If these support subscription sales efforts are not successful, due to unsuccessful execution by us, increased competition in our markets, or other factors, we will find it difficult to add new support subscription customers, and our revenue will not grow as quickly as we would like, and may decline. In addition, our longer-term strategy of leveraging our partners to provide an increasing proportion of professional services to our customers presents certain challenges. This strategy requires us to make upfront expenditures and devote time and attention to cultivating relationships. If we are unable to identify and engage suitable partners that are able to provide such services, or if our partners are unable to provide professional services at the quality level that our customers expect, we may not be able to achieve this transition as quickly as we would like, or at all. We expect that our ability to successfully implement this strategy will have a material impact on whether we can achieve profitability, due to the difference in gross margins on our support subscriptions versus our professional services. If the percentage of our total revenue that comes from professional services does not decrease over time as we expect, or if our subscription revenue does not continue to grow, then our ability to achieve profitability will be negatively impacted. In addition, as we do not intend to establish vendor-specific objective evidence of fair value (“VSOE”) for professional services offerings, our results of operations could fluctuate significantly from period to period in ways that do not correlate with our underlying professional service business performance through at least the end of fiscal 2017, at which point we will adopt Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018. See Note 2—“Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for more information.

We have had a few agreements with, and equity issuances to, certain of our early, large customers that have had a significant impact on our historical results and that will continue to impact our reported results which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) at least through the current fiscal year. These transactions were:

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

•

In February 2012, we entered into a multi-year agreement with Teradata Corporation (“Teradata”), at that time a related party, whereby we were to provide development, support, training and other professional services to Teradata and its end-user customers. In April 2012, Teradata made a non-refundable $9.5 million prepayment that was to be credited for amounts owed relating to end-user support and professional services provided under the agreement through December 2016. In June 2015, we entered into an amendment to this prior agreement with Teradata and received a second prepayment of $1.5 million in August 2015 as consideration for support subscription offerings and professional services expected to be performed by us through December 2017. In September 2016, we entered into an amendment with Teradata and received a third prepayment of $1.5 million in the same month as consideration for support subscription offerings and professional services expected to be performed by us through December 2018. As of December 31, 2016, $2.9 million of the $12.5 million total prepayment made by Teradata remained in deferred revenue. As of February 2, 2016, Teradata was no longer a Hortonworks shareholder.

•

In July 2012, we entered into a multi-year subscription arrangement with Microsoft Corporation (“Microsoft”) as a customer and partner in order to enable and support HDP on Windows Server and the Azure Cloud platform by providing development, support, training and other professional services. The arrangement consisted of an initial co-engineering effort with Microsoft, which was completed in October 2013, followed primarily by ongoing enablement, joint engineering and support subscription offerings. In June 2015, we renewed this multi-year subscription arrangement with Microsoft in order to continue enablement, joint engineering and support of HDP on Windows Server, HDP on the Azure Cloud platform, HDP embedded with the Azure HDInsight cloud service, as well as HDP on Linux. Microsoft contributed significantly to our early revenue (6 percent, 8 percent and 22 percent of total revenue for the years ended December 31, 2016, 2015 and 2014, respectively). We expect the revenue from Microsoft to continue to decrease as a percentage of our total revenue in the future as we generate more revenue from other customers.

•

In September 2013, we entered into a commercial agreement and common stock purchase agreement with AT&T Inc. (“AT&T”) covering the sale and issuance of 390,269 shares of our common stock to an affiliate of AT&T at a per share price of $0.0002. The shares were fully vested as of January 30, 2014. As a result of the issuance of shares to a customer at below fair value, we recorded contra-revenue in the amount of $2.0 million for the year ended December 31, 2014. As of December 31, 2016, AT&T holds less than five percent of our outstanding common stock and, therefore, we do not consider AT&T to be a related party as of December 31, 2016.

•

In June 2014, we issued a warrant to purchase up to one percent of our shares of common stock outstanding at the issuance date at an exercise price of $8.46 per share to Yahoo!, a related party. The warrant was issued to Yahoo! in exchange for the amendment of certain rights held by Yahoo! under the Investors’ Rights Agreement to approve certain corporate transactions involving Hortonworks. The warrant expires nine years from the date of issuance and became exercisable upon the consummation of our IPO at which point the number of shares issuable under the warrant was fixed, and the fair value of the award on the IPO date was reclassified to equity. As of December 31, 2016, the warrant is exercisable for 476,368 shares of our common stock. The combined value of the initial measurement and the change in the fair value of this warrant of $5.4 million was recorded as other expense in our consolidated statements of operations for the year ended December 31, 2014. As of December 31, 2014, this amount was also recorded as additional paid-in capital in our consolidated balance sheet.

•

In December 2014, we entered into a stock purchase agreement with Passport Capital, LLC (“Passport Capital”), pursuant to which funds affiliated with Passport Capital purchased 486,486 shares of our common stock at $16.00 per share in the concurrent private placement that closed immediately subsequent to the closing of our IPO.

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

We have achieved significant growth in recent periods. Our revenue for the years ended December 31, 2016, 2015 and 2014 was $184.5 million, $121.9 million and $46.0 million, respectively. Our operating billings for the years ended December 31, 2016, 2015 and 2014 were $269.9 million, $165.9 million and $87.1 million, respectively. Operating billings represent the aggregate value of all invoices sent to our customers in a given period. We incurred net losses for the years ended December 31, 2016, 2015 and 2014 of $251.7 million, $179.1 million and $177.4 million, respectively. See Item 6—“Selected Financial Data—Key Metric—Operating Billings” for more information.

Key Factors Affecting Our Performance

Support Subscription Customers. Growth of our revenue from our support subscription offerings is driven by agreements with new support subscription customers, renewals of existing support subscription agreements and increased revenue from existing support subscription customers who are expanding their usage of our Connected Data Platform. The number of agreements with new support subscription customers signed may vary from period to period for several reasons, including the length of our sales cycle, the effectiveness of our sales and marketing efforts. The contract value of our support subscriptions with individual support subscription customers varies substantially among customers, and our results of operations may fluctuate from period to period depending on the timing and composition of particular large support subscriptions including engineering services or premium subscription agreements that provide a customer with development input and the opportunity to work more closely with our developers. Our results of operations may also fluctuate, in part, due to the resource-intensive nature of our sales efforts, the length and variability of the sales cycle of our support subscription offerings and the difficulty in making short-term adjustments to our operating expenses based upon deviations from forecasted sales productivity or expectations. The length of our sales cycle from initial evaluation to payment for our support subscription offerings is generally six to nine months, but can extend to one year or more for some customers. In addition, our professional services engagements today relate to both initial new support subscription customer deployments and the expansion of existing customers who are seeking to increase their use of these services.

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

Investing in Growth. We will continue to focus on long-term growth. We believe that our market opportunities (HDP and HDF) are large and underpenetrated, and we will continue to invest significantly in sales and marketing to grow our customer base, expand within existing support subscription customers and grow internationally to drive additional revenue. We also expect to invest in research and development to enhance HDP, HDF, Azure HDInsight, Hortonworks Data Cloud for Amazon Web Services, Apache Hadoop and other key Apache Open Source projects including Apache NiFi. To enable our growth, we plan to further invest in other operational and administrative functions including, but not limited to, our customer support organization that provides the basis for customer retention and further expansion. We expect to continue to use the proceeds from our IPO, the concurrent private placement and our follow-on public offering to fund these growth strategies and do not expect to be profitable in the near future. We also intend to leverage business partners for the delivery of professional services. We believe that our sales and marketing, research and development and general and administrative costs will decrease as a percentage of revenue in the long term as we are able to reach economies of scale and achieve process improvements and other operational efficiencies. With this increased operating leverage, we expect our gross and operating margins to increase in the long term.

Revenue Recognition Policies. We typically enter into sales arrangements pursuant to which we provide both support subscription offerings and professional services. On occasion, we sell engineering services as well as a premium subscription offering which allows a higher level of access and development input. Pursuant to software revenue recognition rules under U.S. GAAP, for arrangements providing both support subscription offerings and professional services, we typically recognize as revenue the entire arrangement fee ratably over the subscription period once the support subscription and professional services have commenced. The appropriate timing of revenue recognition must be evaluated on an arrangement-by-arrangement basis. The costs associated with our support subscription and professional services revenue are expensed as we incur the delivery costs. However, in many cases, the related revenue is deferred and recognized ratably over a later period. Thus, during times of rapid customer growth and accompanying delivery of professional services, our gross margin is expected to be negatively impacted under current U.S. GAAP through December 31, 2017. We will adopt ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018. See Note 2—“Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for more information.

Key Business Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key business metrics include the following:

Dollar-Based Net Expansion Rate. We believe that our ability to retain our customers and expand their support subscription revenue over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of nodes, data under management and/or the scope of the support subscription agreements. We calculate dollar-based net expansion rate as of a given date as the aggregate annualized subscription contract value as of that date from those customers that were also customers as of the date 12 months prior, divided by the aggregate annualized subscription contract value from all customers as of the date 12 months prior. We calculate annualized support subscription contract value for each support subscription customer as the total subscription contract value as of the reporting date divided by the number of years for which the support subscription customer is under contract as of such date. We report the trailing four-quarter average dollar-based net expansion rate as of each period end. The dollar-based net expansion rate as of December 31, 2016, 2015 and 2014 was 131 percent, 159 percent and 144 percent, respectively.

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

Total Support Subscription Customers. We believe total support subscription customers is a key indicator of our market penetration, growth and future revenue. In order to grow our customer base, we have aggressively invested in and intend to continue to invest in our direct sales team, as well as to pursue additional partnerships within our indirect sales channel. We generally define a support subscription customer as an entity with an active support subscription as of the measurement date. In situations where there are multiple contracts with multiple subsidiaries or divisions, universities, or governmental organizations of a single entity, the entity is counted once. Our total support subscription customer count was over 1,000, 800 and 300 as of December 31, 2016, 2015 and 2014, respectively.

Components of Results of Operations

Revenue

We generate revenue primarily through selling support subscription offerings and consulting and/or training services to our enterprise customers. On occasion, we sell engineering services and/or a premium subscription offering that provides a customer with development input and the opportunity to work more closely with our developers. When a support subscription is sold separately, we recognize revenue on a ratable basis over the support subscription term. When consulting and/or training is sold separately, we recognize revenue as the services are performed. We commonly enter into multiple-element arrangements which includes a support subscription sold together with professional services. We have not established, nor do we currently intend to establish, VSOE for our support subscriptions and professional services offerings. Accordingly, for our multiple-element arrangements, we generally recognize revenue on a ratable basis over the period beginning when both the support subscription and professional services have commenced, and ending at the conclusion of the support subscription or professional services period, whichever is longer.

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

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs (including salaries, commissions, benefits and stock-based compensation expense) for our sales and marketing employees. In addition, sales and marketing expenses include the cost of advertising, online marketing, promotional events, corporate communications, product marketing and other brand-building activities, plus allocated shared costs. We expect our sales and marketing expenses to continue to increase for the foreseeable future as we continue to invest in our selling and marketing activities, build brand awareness, attract new customers and sponsor additional marketing events. However, we expect our sales and marketing expenses to decrease as a percentage of our total revenue over the long term.

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

General and Administrative. General and administrative expenses consist primarily of personnel costs (including salaries, benefits and stock-based compensation expense) for our executive, finance, human resources, IT, legal and other administrative employees. In addition, general and administrative expenses include fees for third-party professional services, including consulting, accounting and legal services and other corporate expenses and allocated overhead. We expect our general and administrative expenses to continue to increase for the foreseeable future as we continue to invest in the growth of our business and for the implementation efforts of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). However, we expect our general and administrative expenses to decrease as a percentage of our total revenue over the long term.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Support subscription and professional services revenue:
Support subscription (including contra-revenue of $65 and $5,961 for the years ended December 31, 2015 and 2014, respectively)	$126,689	$77,728	$25,558
Professional services (including contra-revenue of $126 for the year ended December 31, 2014)	57,772	44,216	20,490

Total support subscription and professional services revenue	184,461	121,944	46,048
Cost of revenue:
Support subscription	23,030	13,705	52,687
Professional services	49,140	41,466	28,192

Total cost of revenue	72,170	55,171	80,879

Gross profit (loss)	112,291	66,773	(34,831)
Operating expenses:
Sales and marketing	183,542	133,052	70,695
Research and development	99,202	66,645	37,771
General and administrative	80,723	46,669	26,231
Contribution of acquired technology to the Apache Software Foundation	—	—	3,971

Total operating expenses	363,467	246,366	138,668

Loss from operations	(251,176)	(179,593)	(173,499)
Other income (expense), net	712	908	(4,977)

Loss before income tax	(250,464)	(178,685)	(178,476)
Income tax expense (benefit)	1,224	432	(1,111)

Net loss	$(251,688)	$(179,117)	$(177,365)

Comparison of the Years Ended December 31, 2016, 2015 and 2014

Revenue

	Years Ended December 31,			2016-2015	2015-2014
	2016	2015	2014	% Change	% Change
	(in thousands)
Gross support subscription and professional services revenue:
Support subscription	$126,689	$77,793	$31,519	63%	147%
Professional services	57,772	44,216	20,616	31	114

Total gross support subscription and professional services revenue	184.461	122,009	52,135	51	134

Contra-support subscription and professional services revenue:
Support subscription	—	(65)	(5,961)	100	99
Professional services	—	—	(126)	—	100

Total contra-support subscription and professional services revenue	—	(65)	(6,087)	100	99

Support subscription and professional services revenue:
Support subscription	126,689	77,728	25,558	63	204
Professional services	57,772	44,216	20,490	31	116

Total support subscription and professional services revenue	$184,461	$121,944	$46,048	51	165

Support subscription revenue for the year ended December 31, 2016 increased $49.0 million, or 63 percent compared to the same period in 2015. The increase was primarily due to the sales of additional support subscriptions to our existing customers as well as the growth in our support subscription customer base.

Support subscription revenue for the year ended December 31, 2015 increased $52.2 million, or 204 percent compared to the same period in 2014. The increase was primarily due to the significant growth in our support subscription customer base as well as sales of additional support subscriptions to our existing customers. Additionally, the year ended December 31, 2014 included contra-support subscription revenue of $4.0 million and $2.0 million for the impact of the 2011 Yahoo! Warrant and the issuance of equity to an affiliate of AT&T, respectively.

Professional services revenue increased $13.6 million, or 31 percent for the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily due to the growth in our support subscription customer base and associated sales of additional professional services to our existing customers.

Professional services revenue increased $23.7 million, or 116 percent for the year ended December 31, 2015 compared to the same period in 2014. The increase was primarily due to the significant growth in our support subscription customer base and associated sales of additional professional services to our existing customers.

Cost of Revenue

	Years Ended December 31,			2016-2015	2015-2014
	2016	2015	2014	% Change	% Change
	(in thousands)
Gross cost of revenue:
Cost of support subscription	$23,030	$13,705	$5,289	68%	159%
Cost of professional services	49,140	41,466	27,637	19	50

Total gross cost of revenue	72,170	55,171	32,926	31	68

Cost of revenue adjustment for 2011 Yahoo! Warrant:
Cost of support subscription	—	—	47,398	—	(100)
Cost of professional services	—	—	555	—	(100)

Total cost of revenue adjustment for 2011 Yahoo! Warrant	—	—	47,953	—	(100)

Cost of revenue:
Cost of support subscription	23,030	13,705	52,687	68	(74)
Cost of professional services	49,140	41,466	28,192	19	47

Total cost of revenue	$72,170	$55,171	$80,879	31	(32)

Cost of support subscription revenue increased $9.3 million for the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily attributable to a $8.2 million increase in employee-related expenses, which included $1.3 million of stock-based compensation expense, as a result of an increase in headcount primarily to support new customer growth.

Cost of support subscription revenue decreased $39.0 million for the year ended December 31, 2015 compared to the same period in 2014. The decrease was primarily attributable to the $47.4 million expense related to the vesting of the 2011 Yahoo! Warrant upon our IPO in December 2014, for which there was no similar expense in 2015. Excluding the impact of the $47.4 million expense related to the vesting of the 2011 Yahoo! Warrant, cost of support subscription revenue increased by approximately $8.4 million. This increase was attributed to a $6.5 million increase in employee-related expenses, which included $0.8 million of stock-based compensation expense, as a result of an increase in headcount primarily to support new customer growth, as well as an increase in equipment and software, travel and rent expense of $1.1 million.

Cost of professional services revenue increased $7.7 million for the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily attributable to a $7.1 million increase in employee-related expenses, which included $1.7 million of stock-based compensation expense, primarily as a result of an increase in headcount.

Cost of professional services revenue increased $13.3 million for the year ended December 31, 2015 compared to the same period in 2014. The increase was primarily attributable to a $11.4 million increase in employee-related expenses, which included $1.3 million of stock-based compensation expense primarily as a result of an increase in headcount, as well as an increase in travel expenses of $1.3 million.

Sales and Marketing

	Years Ended December 31,			2016-2015	2015-2014
	2016	2015	2014	% Change	% Change
	(in thousands)
Sales and marketing	$183,542	$133,052	$70,695	38%	88%

Sales and marketing expenses increased $50.5 million for the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase in employee-related expenses of $46.8 million, which included $14.1 million of stock-based compensation expense, primarily related to restricted stock units (“RSUs”) granted to new employees, additional incentive RSUs granted to existing employees and performance stock units (“PSUs”) granted. Employee-related expenses also increased due to hiring to support more revenue producing sales positions. In addition, travel expenses increased $1.6 million primarily due to an increase in headcount to support the growth in our business and equipment and software expenses increased by $1.6 million. These increases were partially offset by a $2.0 million decrease in marketing expenses primarily due to reduced hiring in the latter half of 2016 and better cost management including the reduction of field events and marketing related programs.

Sales and marketing expenses increased $62.4 million for the year ended December 31, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase in employee-related expenses of $47.8 million, which included $9.8 million of stock-based compensation expense, primarily as a result of an increase in headcount. In addition, travel expenses increased $5.0 million primarily due to increased headcount to support the growth in our business, expenses related to marketing events increased $3.9 million and equipment and software expenses increased by $2.0 million.

Research and Development

	Years Ended December 31,			2016-2015	2015-2014
	2016	2015	2014	% Change	% Change
	(in thousands)
Research and development	$99,202	$66,645	$37,771	49%	76%

Research and development expenses increased $32.6 million for the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase in employee-related expenses of $28.9 million, which included $21.3 million of stock-based compensation expense, primarily related to RSUs granted to new employees, additional incentive RSUs granted to existing employees and PSUs granted.

Research and development expenses increased $28.9 million for the year ended December 31, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase in employee-related expenses of $24.9 million, which included $12.9 million of stock-based compensation expense, primarily due to an increase in headcount, as well as an increase in equipment and software expenses of $1.2 million.

General and Administrative

	Years Ended December 31,			2016-2015	2015-2014
	2016	2015	2014	% Change	% Change
	(in thousands)
General and administrative	$80,723	$46,669	$26,231	73%	78%

General and administrative expenses increased $34.1 million for the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase in employee-related expenses of $25.9 million, which included $19.4 million of stock-based compensation expense. The increase in stock-based compensation expense was primarily due to the accelerated recognition of $10.0 million in expense related to one of our executives’ voluntary cancellation of stock options to purchase 1,185,000 shares in February 2016. The remaining increase in stock-based compensation was primarily related to RSUs granted to new employees, additional incentive RSUs granted to existing employees and PSUs granted. General and administrative expenses also increased due to an increase in outside services expenses of $3.8 million primarily related to the implementation efforts of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). In addition, general and administrative expenses increased due to the impairment charge of $2.7 million on our promissory note and related interest receivable.

General and administrative expenses increased $20.4 million for the year ended December 31, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase in employee-related expenses of $15.0 million, which included $7.0 million of stock-based compensation expense, due to an increase in headcount, as well as an increase in outside services expense of $2.5 million due to the acquisitions of SequenceIQ Hungary Kft. (“SequenceIQ”) and Onyara, Inc. (“Onyara”) and equipment and software expenses of $1.8 million.

Contribution of Acquired Technology to the Apache Software Foundation

	Years Ended December 31,			2016-2015	2015-2014
	2016	2015	2014	% Change	% Change
	(in thousands)
Contribution of acquired technology to the Apache Software Foundation	$—	$—	$3,971	—%	(100)%

Operating expenses for the contribution of acquired technology to the Apache Software Foundation were nil in the year ended December 31, 2015 compared to $4.0 million for the year ended December 31, 2014. On August 13, 2014, we contributed the developed technology acquired in the acquisition of Agniv, Inc. d/b/a XA Secure (“XA Secure”) to the Apache Software Foundation. As a result, we recognized a $4.0 million expense upon contribution, for which there was no similar expense in 2015.

Quarterly Operating Results

The following unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2016 have been prepared on a basis consistent with our annual audited consolidated financial statements and include, in our opinion, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future and the results in the periods presented are not necessarily indicative of results to be expected for any other period. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this annual report.

	Three Months Ended
	Dec. 31, 2016	Sep. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sep. 30, 2015	Jun. 30, 2015	Mar. 31, 2015
	(in thousands)
Support subscription and professional services revenue:
Support subscription (includes contra-revenue of $65 for the three months ended September 30, 2015)	$35,569	$32,468	$31,018	$27,634	$25,555	$20,947	$18,082	$13,144
Professional services	16,390	15,055	12,619	13,708	11,866	11,303	11,874	9,173

Total support subscription and professional services revenue(*)	51,959	47,523	43,637	41,342	37,421	32,250	29,956	22,317
Cost of revenue:
Support subscription	5,849	6,400	5,880	4,901	4,491	3,629	3,036	2,549
Professional services	12,129	13,375	12,181	11,455	11,206	11,171	10,178	8,911

Total cost of revenue	17,978	19,775	18,061	16,356	15,697	14,800	13,214	11,460

Gross profit	33,981	27,748	25,576	24,986	21,724	17,450	16,742	10,857
Operating expenses:
Sales and marketing	46,477	48,807	46,175	42,083	37,969	34,017	33,309	27,757
Research and development	25,569	26,028	25,454	22,151	20,407	16,382	14,876	14,980
General and administrative	19,131	17,298	18,240	26,054	13,901	12,297	11,419	9,052

Total operating expenses	91,177	92,133	89,869	90,288	72,277	62,696	59,604	51,789

Loss from operations	(57,196)	(64,385)	(64,293)	(65,302)	(50,553)	(45,246)	(42,862)	(40,932)
Other income (expense)	625	(10)	392	(295)	422	88	(28)	426

Loss before income tax	(56,571)	(64,395)	(63,901)	(65,597)	(50,131)	(45,158)	(42,890)	(40,506)
Income tax expense	482	291	296	155	103	135	110	84

Net loss	$(57,053)	$(64,686)	$(64,197)	$(65,752)	$(50,234)	$(45,293)	$(43,000)	$(40,590)

Other financial and operational metrics:
Net loss per share of common stock, basic and diluted	$(0.94)	$(1.10)	$(1.12)	$(1.26)	$(1.11)	$(1.03)	$(1.01)	$(0.98)

Operating billings	$81,438	$72,542	$62,198	$53,684	$52,129	$43,788	$41,847	$28,101

(*)

During the fourth quarter of the year ended December 31, 2015, we recorded an immaterial adjustment related to the recognition of revenue and deferred revenue in the prior quarters of 2015. See reconciliation of prior periods for adjustments related to the recognition of revenue:

	Three Months Ended
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

Quarterly Trends in Revenue

Our quarterly revenue increased sequentially for each of the eight quarters presented, primarily due to the increase in support subscription customers each quarter as well as additional sales of support subscription and professional services to our existing customers.

Quarterly Operating Expenses Trends

Operating expenses are primarily driven by headcount and headcount-related expenses, including stock-based compensation expense and sales and marketing initiatives. Our quarterly operating expenses generally increased sequentially for the eight quarters presented, primarily due to increase in headcount to support our growth. Operating expenses decreased sequentially from the three months ended March 31, 2016 when compared to the three months ended June 30, 2016 due to a voluntarily cancellation of a stock option to purchase 1,185,000 shares by one of our executives in February 2016. As a result of the option cancellation, we recognized in general and administrative expense a stock-based compensation expense of $10.0 million during the three months ended March 31, 2016. Operating expenses also decreased sequentially from the three months ended September 30, 2016 when compared to the three months ended December 31, 2016 primarily due to a $3.3 million decrease in employee-related expenses and a $0.4 million decrease in marketing expenses as a result of reduced hiring in the latter half of 2016 and better cost management including the reduction of field events and marketing related programs. These decreases were partially offset by increases primarily due to the $2.0 million impairment charge associated with our promissory note and related interest receivable and a $1.1 million increase in outside services expenses primarily related to the implementation efforts of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

Quarterly Operating Billings

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

The following table presents our quarterly operating billings for fiscal years 2016 and 2015.

	Three Months Ended
	Dec. 31, 2016	Sep. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sep. 30, 2015	Jun. 30, 2015	Mar. 31, 2015
	(in thousands)
Operating billings	$81,438	$72,542	$62,198	$53,684	$52,129	$43,788	$41,847	$28,101

Liquidity and Capital Resources

As of December 31, 2016, our principal sources of liquidity were cash and cash equivalents and investments totaling $89.2 million, compared to $96.9 million at December 31, 2015, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and short-term investments are comprised primarily of U.S. Treasury bills, U.S. government securities, certificates of deposit, commercial paper and corporate notes and bonds.

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cash used in operating activities	$(82,440)	$(99,336)	$(87,864)
Cash provided by (used in) investing activities	9,093	(2,970)	(72,798)
Cash provided by financing activities	91,533	9,412	264,442

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

Operating Activities

Our largest source of operating cash inflows is from sales of our support subscriptions and professional services. Our primary uses of cash from operating activities are for personnel costs, which are allocated across cost of sales, sales and marketing, research and development and general and administrative expenses.

After our net loss of $251.7 million was adjusted to exclude non-cash items, operating activities used $82.4 million of cash during the year ended December 31, 2016. Significant non-cash items included stock-based compensation expense of $98.8 million, which included $10.0 million related to the accelerated recognition of one of our executive’s voluntary cancellation of stock options to purchase 1,185,000 shares in February 2016. Non-cash items also included depreciation and amortization expense of $9.0 million and an impairment charge on our promissory note and related interest receivable of $2.7 million. Changes in our operating assets and liabilities were primarily related to an increase of $79.5 million in deferred revenue as a result of the growth in our support subscription customer base coupled with our ratable revenue recognition due to our lack of VSOE for support subscriptions and professional services offerings and an increase in accounts receivable of $29.6 million due to the timing of customer collections. Other changes in operating assets and liabilities for the year ended December 31, 2016 were a result of increases in accrued compensation and benefits, accrued expenses and other current liabilities and accounts payable of $5.6 million, $2.3 million and $1.8 million, respectively.

After our net loss of $179.1 million was adjusted to exclude non-cash items, operating activities used $99.3 million of cash during the year ended December 31, 2015. Significant non-cash items included stock-based compensation expense of $40.9 million and depreciation and amortization expense of $5.8 million. Changes in our operating assets and liabilities were primarily related to an increase in deferred revenue of $44.4 million as a result of the growth in our support subscription customer base coupled with our ratable revenue recognition as a result of our lack of VSOE for support subscriptions and professional services offerings and an increase in accounts receivable of $21.6 million related to the timing of customer collections. Other changes in operating assets and liabilities for the year ended December 31, 2015 were as a result of an increase in accrued expenses and other current liabilities of $6.2 million primarily related to an increase in acquisition-related expenses and our 2014 Employee Stock Purchase Plan (“ESPP”) contributions, an increase in prepaid expenses and other current assets of $1.5 million due to the timing of vendor payments and increases in accrued compensation and benefits, accounts payable and other long-term liabilities of $2.8 million, $1.6 million and $1.3 million, respectively.

After our net loss of $177.4 million was adjusted to exclude non-cash items, operating activities used $87.9 million of cash during the year ended December 31, 2014. Significant non-cash items included $54.0 million associated with equity instruments issued to Yahoo! and an affiliate of AT&T, stock-based compensation expense of $9.0 million, common stock warrant liability and related change of fair value of $5.4 million, a $4.0 million expense related to the contribution of acquired technology to the Apache Software Foundation and depreciation and amortization expense of $2.1 million. Changes in our operating assets and liabilities were primarily related to increases in deferred revenue and accounts receivable of $35.0 million and $20.2 million, respectively, related to the timing of payments received from customers and the significant growth of our support subscription customer base coupled with our ratable revenue recognition as a result of our lack of VSOE for support subscriptions and professional services offerings. Other changes in operating assets and liabilities for the year ended December 31, 2014 were as a result of increases in prepaid expenses and other current assets of $2.7 million due to the timing of vendor payments, increases in accrued compensation and benefits and other long-term liabilities of $5.9 million and $1.4 million, respectively, which were partially offset by a decrease in accrued expenses and other current liabilities of $4.3 million.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2016 was $9.1 million. The primary inflow of cash associated with investing activities was related to the sales and maturity of investments of $102.4 million which was partially offset by purchases of investments and property and equipment of $80.5 million and $12.8 million, respectively, during the year ended December 31, 2016.

Cash used in investing activities for the year ended December 31, 2015 was $3.0 million. The primary outflow of cash associated with investing activities was related to the purchases of investments and property and equipment of $102.6 million and $12.8 million, respectively, the cash outflow related to our acquisition of SequenceIQ and

Onyara of $3.5 million and the issuance of our promissory note receivable of $2.5 million. These cash outflows were partially offset by cash inflows primarily related to the maturities of investments of $118.5 million during the year ended December 31, 2015.

Cash used in investing activities for the year ended December 31, 2014 was $72.8 million. The primary outflow of cash associated with investing activities was related to the purchases of investments and property and equipment of $86.8 million and $6.3 million, respectively, and the cash outflow related to our acquisition of XA Secure of $3.0 million. These cash outflows were partially offset by cash inflows from the maturities of investments of $23.6 million during the year ended December 31, 2014.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2016 was $91.5 million, which included net proceeds from our follow-on public offering and proceeds related to the issuance of common stock of $88.2 million and $9.5 million, respectively. These proceeds were partially offset by the payments of acquisition-related liabilities and a contingent consideration related to an acquisition of $3.5 million and $1.6 million, respectively, during the year ended December 31, 2016.

Cash provided by financing activities for the year ended December 31, 2015 was $9.4 million which consisted primarily of proceeds from the issuance of common stock of $10.4 million.

Cash provided by financing activities for the year ended December 31, 2014 was $264.4 million. Cash proceeds were primarily driven by our IPO, including the sale of our Series D preferred stock and our concurrent private placement, which generated net proceeds of $149.5 million and $110.4 million, respectively, during the year ended December 31, 2014. During the year ended December 31, 2014, there were also proceeds from principal payments on our promissory notes and proceeds from the issuance of common stock of $4.9 million and $2.6 million, respectively. These proceeds were partially offset by cash used to repurchase restricted shares related to our promissory notes of $2.9 million during the year ended December 31, 2014.

Revolving Credit Facility

We maintain a senior secured revolving credit facility with Silicon Valley Bank (the “Bank”). The revolving credit facility provides for borrowings up to $30.0 million. The revolving credit facility matures on November 2, 2018 and currently has no subsidiary guarantors. Any outstanding loans drawn under the revolving credit facility are due at maturity. Outstanding borrowings may be paid at any time prior to maturity. As of the date of this filing, we had no borrowings outstanding under our revolving credit facility and we are in compliance with all financial covenants, which include maintaining a minimum trailing consolidated adjusted earnings before interest, taxes, depreciation and amortization and a minimum adjusted quick ratio. In addition, the Company is required to maintain on account with the Bank not less than $10.0 million.

Deferred Revenue and Backlog

Our deferred revenue, which consists of billed but unrecognized revenue, was $185.4 million and $106.8 million as of December 31, 2016 and 2015, respectively.

Our total backlog, which we define as including both cancelable and non-cancelable portions of our support subscription customer agreements that we have not yet billed, was $23.2 million and $30.9 million as of December 31, 2016 and 2015, respectively. The timing of our invoices to our customers is a negotiated term and thus varies among our support subscription agreements. For multi-year agreements, it is common for us to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, we do not recognize them as revenue, deferred revenue or elsewhere in our consolidated financial statements. The change in backlog that results from changes in the average non-cancelable term of our support subscription arrangements may not be an indicator of the likelihood of renewal or expected future revenue, and therefore we do not utilize backlog as a key management metric internally and do not believe that it is a meaningful measurement of our future revenue.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2016:

	Payments Due by Period
Contractual Obligations (1):	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in thousands)
Operating leases(2)	$7,237	$10,085	$1,771	$2,901	$21,994
Capital lease obligations	396	352	—	—	748

Total contractual obligations	$7,633	$10,437	$1,771	$2,901	$22,742

(1)

Due to the uncertainty as to the timing of payments related to our liabilities for unrecognized tax benefits, we have excluded estimated obligations related to uncertain tax benefits from the table above. As of December 31, 2016, we do not have a liability for uncertain tax benefits.

(2)

Operating leases consist of total future minimum rent payments under non-cancelable operating lease agreements. Minimum payments have not been reduced by minimum sublease rentals of $1.2 million due in the future under non-cancelable subleases.

Off-Balance Sheet Arrangements

Through December 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Segment Information

We operate in one reportable segment.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss below.

Revenue Recognition

Apache Hadoop, Apache NiFi and associated open source technologies within the Apache Software Foundation are freely available open source software technologies. While these technologies have emerged as enabling technologies for the modern data center architecture, there are limitations related to these technologies that may inhibit broad adoption by enterprises. Our software development efforts are thus focused on creating open platforms that address the needs of enterprises by working in concert with the Apache community to develop HDP and HDF.

HDP is an enterprise-scale data management platform built entirely on open source technology including Apache Hadoop. At its core is the next generation computing and resource management framework called YARN, which uniquely enables a centralized data architecture for batch, interactive and real-time workloads to be executed simultaneously on a single cluster and dataset while extending consistent security, governance and operation across the platform. HDF is complementary to HDP, and makes it easy to automate and secure data flows that collect, conduct and curate real-time business insights and actions derived from sensors, machines, geo-location devices, clicks, logs and social feeds. Our approach is differentiated in that we are committed to serving the Apache Software Foundation open source ecosystem and to sharing all of our product developments with the open source community. We distribute HDP and HDF software under the Apache open source software license in order to provide broad rights for recipients of the software to use, copy, modify and redistribute the software. Consistent with our open source approach, we generally make HDP and HDF available free of charge.

We generate the predominant amount of our revenue through support (support subscription) and consulting and training services (professional services) arrangements with our enterprise customers. We provide telephone support, web support, security updates, bug fixes, functionality enhancements and upgrades to the technology and new versions of the software, if and when available. Our professional services provide assistance in the implementation process and training related activities.

Under our support subscription and professional services arrangements, revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) the services have been delivered; (iii) the arrangement fee is fixed or determinable; and (iv) collectability is probable.

Support Subscription Revenue

In single-element arrangements, support subscription fees are recognized on a ratable basis over the support subscription term. Our support subscription arrangements do not typically contain refund provisions for fees earned related to services performed.

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

Multiple-Element Arrangements

Our multiple-element arrangements include support subscription combined with professional services. We have not established, nor do we currently intend to establish, VSOE for our support subscriptions and professional services offerings, and we recognize revenue on a ratable basis over the period beginning when both the support subscription and professional services have substantially commenced, and ending at the conclusion of the support subscription or professional services period, whichever is longer. Under our multiple-element arrangements, the support subscription element generally has the longest service period and the professional services element is performed during the earlier part of the support subscription period. On occasion, we may sell engineering services and/or a premium subscription agreement that provides a customer with development input and the opportunity to work more closely with our developers.

Our agreements with customers often include multiple support subscription and/or professional service elements, and these elements are sometimes included in separate contracts. We consider an entire customer arrangement to determine if separate contracts should be considered linked arrangements for the purposes of revenue recognition.

Revenue recognition requires judgment, including whether a software arrangement includes multiple elements and, if so, whether VSOE exists for those elements. A portion of revenue may be recorded as unearned due to undelivered elements. Changes to the elements in a software arrangement, the ability to identify the VSOE for those elements and the VSOE of all respective elements could materially impact the amount of earned and unearned revenue in a given period.

Revenue from Strategic Relationships and Reseller Arrangements

We have strategic relationships and reseller arrangements with third parties. Under these arrangements, we are not the primary obligor for what is ultimately sold by the third parties to their end customers. The amount recognized as revenue from sales to end users represents the amount due to us from the third parties and is generally recognized on a ratable basis over the applicable services term under support subscription revenue.

Equity Instruments Issued to Customers

We have entered into warrant and share purchase agreements with certain customers. For such arrangements, the fair value of the underlying securities is recognized as contra-revenue to the extent cumulative revenue from the customer is available to offset the fair value of the security on the measurement date. If cumulative revenue from the customer is less than the fair value of the security, the excess is recorded as cost of sales. See additional discussion at Note 10—“Stockholders’ Equity” and Note 15—“Related Party Transactions” in the notes to our consolidated financial statements for further discussion.

Stock-Based Compensation Expense

We recognize compensation costs related to stock options granted to employees based on the estimated fair value on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option pricing model. The grant date fair value is recognized on a straight-line basis over the requisite service period, which is the vesting period.

The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including the expected term and the price volatility of the underlying stock, which determine the fair value. These assumptions include:

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

In addition to the assumptions used in the Black-Scholes option pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Changes in the estimated forfeiture rate can have a significant impact on our current period stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in our financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in our financial statements.

We will continue to use judgment in evaluating the expected volatility, expected term and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to the estimates of our expected volatility, expected term and forfeiture rates, which could impact our future stock-based compensation expense.

Stock-based compensation expense associated with RSUs is based on the fair value of our common stock on the grant date, which equals the closing market price of our common stock on the grant date. For RSUs, we recognize compensation expense on a straight-line basis over the requisite service period which is the vesting period.

Stock-based compensation expense associated with PSUs is based on the fair value of our common stock on the grant date, which equals the closing market price of our common stock on the grant date. Performance share awards allow the recipients of such awards to earn fully vested shares of our common stock upon the achievement of pre-established performance objectives. Stock-based compensation expense associated with performance share awards is based on the fair value of our common stock on the grant date, which equals the closing market price of our common stock on the grant date, and is recognized when the performance objective is expected to be achieved. On a quarterly basis, we evaluate the performance criteria attainment. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards expected to be earned is recognized as compensation expense or as reduction of previously recognized compensation expense in the period of the revised estimate.

Stock-based compensation expense associated with restricted stock is based on the estimated fair value of the underlying stock option using the Black-Scholes option pricing model or, in the case of restricted stock granted in connection with an acquisition, based upon the fair market value of the underlying common shares.

We account for our ESPP as a compensatory plan. The fair value of each purchase under our ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option pricing model, which requires the use of subjective assumptions related to the expected stock price volatility, term, risk-free interest rate and dividend yield. We recognize compensation expense over the vesting period of the awards that are ultimately expected to vest.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and investments totaling $89.2 million as of December 31, 2016. Cash and cash equivalents are comprised primarily of cash deposits and money market funds. Our short-term and long-term investments are primarily comprised of U.S. Treasury bills, U.S. government securities, certificates of deposit, commercial paper and corporate notes and bonds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Due to the predominantly short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial statements.

Our promissory note receivable was entered into with a third-party professional services provider. During the year ended December 31, 2016, we recognized an impairment charge of $2.7 million in operating expenses due to the promissory note and related interest receivable. During the fourth quarter of 2016, we determined that it is probable that the promissory note and related interest receivable is unrecoverable due to our estimate of the third-party service provider’s illiquidity and unfavorable rate of cash use.

The interest rate under our revolving credit facility is variable, so interest expense for periods when the revolving credit facility is utilized could be adversely affected by changes in interest rates. As of December 31, 2016, we had no outstanding balance under our revolving credit facility. For additional description of our revolving credit facility, refer to Note 9—“Debt” in the notes to our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

HORTONWORKS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hortonworks, Inc.

Santa Clara, California

We have audited the accompanying consolidated balance sheets of Hortonworks, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 15, 2017

HORTONWORKS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$53,332	$35,748
Short-term investments	31,764	58,553
Accounts receivable, net of allowance of $26 and $20 as of December 31, 2016 and 2015, respectively	82,368	53,913
Prepaid expenses and other current assets	4,831	5,276

Total current assets	172,295	153,490
Property and equipment, net	19,381	15,422
Long-term investments	4,084	2,592
Goodwill	34,333	34,333
Intangible assets, net	3,121	4,002
Other assets	1,306	872
Restricted cash	1,316	1,308

Total assets	$235,836	$212,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,749	$6,365
Accrued compensation and benefits	17,978	12,685
Accrued expenses and other current liabilities	11,752	14,989
Deferred revenue	129,840	90,407

Total current liabilities	166,319	124,446
Long-term deferred revenue	55,550	16,372
Other long-term liabilities	2,605	3,610

Total liabilities	224,474	144,428

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share—25,000,000 shares authorized; none issued or outstanding as of December 31, 2016 and 2015	—	—
Common stock, par value of $0.0001 per share—500,000,000 shares authorized; 61,122,863 shares issued and outstanding as of December 31, 2016 and 45,692,391 shares issued and outstanding as of December 31, 2015	7	5
Additional paid-in capital	714,960	518,986
Accumulated other comprehensive loss	(1,063)	(546)
Accumulated deficit	(702,542)	(450,854)

Total stockholders’ equity	11,362	67,591

Total liabilities and stockholders’ equity	$235,836	$212,019

See the accompanying notes to the consolidated financial statements.

HORTONWORKS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014
Support subscription and professional services revenue:
Support subscription (including contra-revenue of $65 and $5,961 for the years ended December 31, 2015 and 2014, respectively)	$126,689	$77,728	$25,558
Professional services (including contra-revenue of $126 for the year ended December 31, 2014)	57,772	44,216	20,490

Total support subscription and professional services revenue (including $2,638, $10,053 and $2,835 for the years ended December 31, 2016, 2015 and 2014, respectively, from related parties—Note 15)	184,461	121,944	46,048
Cost of revenue:
Support subscription	23,030	13,705	52,687
Professional services	49,140	41,466	28,192

Total cost of revenue	72,170	55,171	80,879

Gross profit (loss)	112,291	66,773	(34,831)
Operating expenses:
Sales and marketing	183,542	133,052	70,695
Research and development	99,202	66,645	37,771
General and administrative	80,723	46,669	26,231
Contribution of acquired technology to the Apache Software Foundation	—	—	3,971

Total operating expenses	363,467	246,366	138,668

Loss from operations	(251,176)	(179,593)	(173,499)
Other income (expense), net	712	908	(4,977)

Loss before income tax	(250,464)	(178,685)	(178,476)
Income tax expense (benefit)	1,224	432	(1,111)

Net loss	$(251,688)	$(179,117)	$(177,365)

Net loss per share of common stock, basic and diluted	$(4.40)	$(4.13)	$(24.16)

Weighted-average shares used in computing net loss per share of common stock, basic and diluted	57,203,067	43,318,044	7,341,465

See the accompanying notes to the consolidated financial statements.

HORTONWORKS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(251,688)	$(179,117)	$(177,365)
Items of other comprehensive loss:
Unrealized gain (loss) on investments, net of tax of $0 for all periods presented	34	1	(63)
Foreign currency translation adjustment	(551)	(345)	(120)

Total other comprehensive loss	(517)	(344)	(183)

Total comprehensive loss	$(252,205)	$(179,461)	$(177,548)

See the accompanying notes to the consolidated financial statements.

HORTONWORKS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(In thousands, except shares)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2013	31,590,975	$103,067	3,546,372	$—	$3,951	$(19)	$(94,372)	$(90,440)
Issuance of Series D convertible preferred stock, net of issuance costs of $453	12,308,100	149,547	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(43,899,075)	(252,614)	21,949,525	2	252,612	—	—	252,614
Initial public offering and concurrent private placement, net of issuance costs of $13,180	—	—	7,673,986	1	109,603	—	—	109,604
Exercise of stock options and vesting of early exercised stock options	—	—	858,174	—	1,492	—	—	1,492
Principal payment on promissory notes for issuance of common stock, net of repurchase liability for unvested shares	—	—	6,469,271	1	3,978	—	—	3,979
Reclassification of common stock warrant liability to equity	—	—	—	—	5,391	—	—	5,391
Vesting of 2011 Yahoo! Warrant and conversion into common stock warrant	—	—	—	—	52,000	—	—	52,000
Stock-based compensation expense	—	—	—	—	9,032	—	—	9,032
Issuance of common stock to related party and contra-revenue adjustment (Note 15)	—	—	357,747	—	2,040	—	—	2,040
Issuance of common stock in connection with an acquisition	—	—	132,508	—	1,815	—	—	1,815
Repurchase of restricted shares related to promissory notes	—	—	—	—	(2,909)	—	—	(2,909)
Other comprehensive loss	—	—	—	—	—	(183)	—	(183)
Net loss	—	—	—	—	—	—	(177,365)	(177,365)

Balance—December 31, 2014	—	—	40,987,583	4	439,005	(202)	(271,737)	167,070
Exercise of stock options and vesting of early exercised stock options	—	—	3,325,707	1	7,753	—	—	7,754
Stock-based compensation expense	—	—	—	—	40,939	—	—	40,939
Shares issued from restricted stock unit settlement	—	—	56,250	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	219,600	—	3,776	—	—	3,776
Issuance of common stock in connection with acquisitions	—	—	1,103,251	—	27,593	—	—	27,593
Issuance costs related to the initial public offering	—	—	—	—	(80)	—	—	(80)
Other comprehensive loss	—	—	—	—	—	(344)	—	(344)
Net loss	—	—	—	—	—	—	(179,117)	(179,117)

Balance—December 31, 2015	—	—	45,692,391	5	518,986	(546)	(450,854)	67,591
Exercise of stock options and vesting of early exercised stock options	—	—	1,957,888	—	4,349	—	—	4,349
Stock-based compensation expense	—	—	—	—	98,823	—	—	98,823
Shares issued from restricted stock unit and performance stock unit settlement	—	—	2,681,838	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	721,658	—	5,631	—	—	5,631
Shares vested in connection with prior year acquisition	—	—	421,727	—	—	—	—	—
Follow-on public offering, net of issuance costs of $4,351	—	—	9,688,750	2	87,691	—	—	87,693
Repurchase of early exercised stock options	—	—	(3,223)	—	(46)	—	—	(46)
Other comprehensive loss	—	—	—	—	—	(517)	—	(517)
Shares withheld related to tax withholdings	—	—	(38,166)	—	(474)	—	—	(474)
Net loss	—	—	—	—	—	—	(251,688)	(251,688)

Balance—December 31, 2016	—	$—	61,122,863	$7	$714,960	$(1,063)	$(702,542)	$11,362

See the accompanying notes to the consolidated financial statements.

HORTONWORKS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(251,688)	$(179,117)	$(177,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,244	4,499	1,204
Amortization of premiums from investments	856	949	921
Amortization of intangible assets	881	393	—
Stock-based compensation expense	98,823	40,939	9,032
Impairment of promissory note and related interest receivable	2,683	—	—
Contra-revenue adjustment related to share purchase agreement	—	—	2,040
Loss on disposal of assets	—	522	118
Deferred income taxes	27	(140)	(1,279)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(335)	60	—
Loss on early exit of lease	—	—	407
Contribution of acquired technology to the Apache Software Foundation	—	—	3,971
Provision for losses on accounts receivable	514	20	—
Common stock warrant liability, including change in fair value	—	—	5,391
Contra-revenue and cost of revenue adjustment related to vesting of the 2011 Yahoo! Warrant	—	—	52,000
Other	(43)	(66)	—
Changes in operating assets and liabilities:
Accounts receivable	(29,584)	(21,629)	(20,188)
Prepaid expenses and other current assets	29	(1,519)	(2,716)
Other assets	(464)	(580)	(282)
Accounts payable	1,773	1,648	906
Accrued expenses and other current liabilities	2,334	6,154	(4,287)
Accrued compensation and benefits	5,630	2,801	5,891
Deferred revenue	79,493	44,381	34,995
Other long-term liabilities	(613)	1,349	1,377

Net cash used in operating activities	(82,440)	(99,336)	(87,864)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(80,519)	(102,631)	(86,780)
Proceeds from sales of investments	13,156	—	—
Proceeds from maturities of investments	89,248	118,510	23,620
Purchases of property and equipment	(12,781)	(12,839)	(6,276)
Acquisitions, net	—	(3,541)	(2,996)
Issuance of promissory note receivable	—	(2,500)	—
Change in restricted cash	(11)	31	(366)

Net cash provided by (used in) investing activities	9,093	(2,970)	(72,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,466	10,417	2,580
Repurchase of unvested shares and tax withholding shares	(520)	—	—
Payment of contingent consideration related to an acquisition	(1,625)	—	—
Payments of acquisition-related liabilities	(3,526)	—	—
Payments of capital lease liability	(172)	(170)	—
Payment of fees for line of credit	(243)	—	—
Proceeds from payments of principal on promissory notes	—	—	4,865
Repurchase of restricted shares related to promissory notes	—	—	(2,909)
Proceeds from sale of preferred stock, net of issuance costs	—	—	149,547
Proceeds from initial public offering and concurrent private placement, net of issuance costs	—	—	110,359
Proceeds from follow-on public offering, net of issuance costs	88,153	—	—
Payments for deferred offering costs	—	(835)	—

Net cash provided by financing activities	91,533	9,412	264,442

Effect of exchange rate changes on cash and cash equivalents	(602)	(442)	—
Net increase (decrease) in cash and cash equivalents	17,584	(93,336)	103,780
Cash and cash equivalents—Beginning of period	35,748	129,084	25,304

Cash and cash equivalents—End of period	$53,332	$35,748	$129,084

See the accompanying notes to the consolidated financial statements.

HORTONWORKS, INC.

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Years Ended December 31,
	2016	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,074	$330	$76

Cash paid for interest	$52	$14	$7

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Promissory notes canceled with respect to repurchases of restricted stock	$—	$—	$(301)
Fair value of shares issued in connection with acquisitions	$—	$27,593	$1,815
Conversion of preferred stock to common stock upon initial public offering	$—	$—	$252,614
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$10	$1,337	$5,026
Initial public offering and concurrent private placement costs included in accounts payable and accrued expenses and other current liabilities	$—	$—	$756
Equipment acquired through capital lease	$682	$—	$476
Prepaid offering fees	$(460)	$—	$—

See the accompanying notes to the consolidated financial statements.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Hortonworks, Inc. (the “Company”) was incorporated in Delaware in 2011 and is an industry-leading innovator that creates, distributes and supports a new class of enterprise data management software solutions built on open source technology. The Company’s customers use our enterprise-scale “Connected Data Platforms” to build transformational data applications fueled by actionable intelligence from data in motion, information that flows over a network, such as the internet or corporate networks, and data at rest, information that is stored in digital form in a file system, database or other storage medium.

The Company’s data-at-rest solution, Hortonworks Data Platform (“HDP”), is an enterprise-scale data management platform built entirely on open source software including Apache Hadoop. HDP combines computer servers with local storage and open source software technology to create a reliable distributed compute and storage platform for large data sets that is secure and scalable up to petabytes of data within thousands of servers or nodes. At the core of HDP is the next generation computing and resource management framework called Yet Another Resource Negotiator (“YARN”), which enables a centralized data architecture for batch, interactive and real-time workloads to be executed simultaneously on both a single cluster and data set with the comprehensive security, governance and operational services enterprise customers require. HDP integrates with existing data center technologies to support best-of-breed data architectures and enables our customers to collect, store, process and analyze increasing amounts of existing and new data types in a way that augments rather than replaces their existing data center infrastructures.

The Company’s data-in-motion solution, Hortonworks DataFlow (“HDF”), is an enterprise-scale data ingest and stream processing platform built entirely on open source software including Apache NiFi. HDF is complementary to HDP and accelerates the flow of data in motion into HDP to support full fidelity analytics. HDF is a real-time, integrated, secure and adaptive platform capable of ingesting any type of data in motion—from traditional data sources to new data types such as sensor and machine data, server log data, clickstream data, geo-location data, social and sentiment data and other data generated by documents and other file types. HDF enables customers to collect, curate and analyze their data in motion in order to deliver real-time business insights and actionable intelligence.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

Out-of-Period Adjustment

During the year ended December 31, 2016, the Company recorded an out-of-period adjustment related to revenue recognition for customer contracts with acceptance clauses, resulting in an increase of total revenue by approximately $0.7 million. The adjustment was primarily associated with the four quarterly periods ended December 31, 2015. The Company evaluated the adjustment considering both quantitative and qualitative factors and concluded the adjustment was not material to previously issued and current period financial statements.

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

The Company’s investment policies limit investments to those that are investment grade, liquid securities and restricts placement of these investments to issuers evaluated as creditworthy.

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

Significant customers are those which represent 10 percent or more of the Company’s total revenue or gross accounts receivable balance for each respective consolidated statement of operations and consolidated balance sheet period. For both the years ended December 31, 2016 and 2015, Microsoft, Inc. (“Microsoft”) accounted for less than 10 percent of the Company’s total revenue and for the year ended December 31, 2014, Microsoft accounted for approximately 22 percent of the Company’s total revenue. There were no other significant customers that represent 10 percent or more of the Company’s total revenue for the periods presented.

As of both December 31, 2016 and 2015, there were no customers which represented 10 percent or more of the Company’s gross accounts receivable balance.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, certificates of deposit and commercial paper with original maturities of three months or less at the time of purchase.

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

Investments

The Company classifies its debt securities as “trading,” “available-for-sale” or “held-to-maturity,” depending on management’s intent at the time of purchase. Unrealized losses on available-for-sale securities are charged against net earnings when a decline in fair value is determined to be other-than-temporary. The Company’s management reviews several factors to determine whether a loss is other-than-temporary, such as the length and extent of the fair value decline and the financial condition and near term prospects of the issuer. For debt securities, management also evaluates whether the Company has the intent to sell or will likely be required to sell before its anticipated recovery. Realized gains and losses are accounted for on the specific identification method.

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

Restricted Cash

Restricted cash includes collateral used to secure a credit card, and may not be used or transferred until the restriction is released by the issuing bank. Restricted cash also includes amounts to secure letters of credit issued in lieu of deposits on office space.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

Software Development Costs

The Company develops open source software that is generally freely available on the Apache Hadoop platform. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. There is usually a very minimal passage of time between the achievement of technological feasibility and the availability of the Company’s software for general release. Accordingly, there are no capitalized software development costs for the years ended December 31, 2016 and 2015.

Internal Use Software

The Company’s capitalized internal use software costs were not material for the years ended December 31, 2016 and 2015.

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

Goodwill and Long-Lived Assets

Goodwill is tested for impairment on an annual basis and between annual tests if events or circumstances indicate that an impairment loss may have occurred. The test is based on a comparison of the reporting unit’s book value to its estimated fair market value. The annual impairment test is performed by the Company during the fourth quarter of each fiscal year using the opening consolidated balance sheet as of the first day of the fourth quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year. During the year ended December 31, 2016, the Company determined that the fair value of its sole reporting unit exceeded its carrying value, and as a result, no goodwill impairment was recorded in fiscal 2016.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In such instances, the recoverability of assets to be held and used is measured first by a comparison of the carrying amounts of the assets or asset groups to future undiscounted net cash flows expected to be generated by the assets or asset groups. If such assets or asset groups are considered to be impaired, an impairment loss would be recognized if the carrying amount of the assets or asset groups exceeds the fair value of the assets or asset groups. During the year ended December 31, 2016, the Company recognized an impairment charge of $2.7 million in operating expenses due to a promissory note and related interest receivable. During the fourth quarter of 2016, the Company determined that it is probable that the promissory note receivable and related interest receivable are unrecoverable due to our estimate of the third-party service provider’s illiquidity and unfavorable rate of cash use. Other than the promissory note and related interest receivable impairment, to date, the Company believes that no other impairment has occurred in fiscal 2016.

Common Stock Warrant Liability

Warrants for common stock that did not meet the requirements for equity classification because the number of shares were variable based on future issuances of Series D preferred shares or warrants were previously classified as liabilities on the accompanying consolidated balance sheets and carried at their estimated fair value. At the end of each reporting period, any changes in fair value were recorded as a component of other expense

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

until the consummation of the Company’s IPO in December 2014. Upon the consummation of the IPO, the warrants were reclassified to additional paid-in capital within stockholders’ equity, as the requirements for equity classification were met.

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

The Company generates the predominant amount of its revenue through support (support subscription) and consulting and training services (professional services) arrangements with its enterprise customers. The Company provides telephone support, web support, security updates, bug fixes, functionality enhancements and upgrades to the technology and new versions of the software, if and when available. The Company’s professional services provide assistance in the implementation process and training related activities.

The Company prices support subscription offerings based on the number of servers in a cluster, or nodes, core or edge devices, data under management and/or the scope of support provided. The Company’s consulting services are priced primarily on a time and materials basis, and to a lesser extent, a fixed fee basis, and training services are priced based on attendance.

Under the Company’s support subscription and professional services arrangements, revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) the services have been delivered; (iii) the arrangement fee is fixed or determinable; and (iv) collectability is probable.

Support Subscription Revenue

In single-element arrangements, support subscription fees are recognized on a ratable basis over the support subscription term. The Company’s support subscription arrangements do not typically contain refund provisions for fees earned related to support services performed.

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

Multiple-Element Arrangements

The Company’s multiple-element arrangements generally include support subscription combined with professional services. The Company has not established vendor-specific objective evidence of fair value

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

(“VSOE”) for its support subscriptions and professional services offerings, and the Company recognizes revenue on a ratable basis over the period beginning when both the support subscription and professional services have substantially commenced, and ending at the conclusion of the support subscription or professional services period, whichever is longer. Under the Company’s multiple-element arrangements, the support subscription element generally has the longest service period and the professional services element is performed during the earlier part of the support subscription period. On occasion, the Company may sell engineering services and/or a premium subscription agreement that provides a customer with development input and the opportunity to work more closely with its developers.

The Company’s agreements with customers often include multiple support subscription and/or professional services elements, and these elements are sometimes included in separate contracts. The Company considers an entire customer arrangement to determine if separate contracts should be considered linked arrangements for the purposes of revenue recognition.

Revenue recognition requires judgment, including whether a software arrangement includes multiple elements, and if so, whether VSOE exists for those elements. A portion of revenue may be recorded as unearned due to undelivered elements. Changes to the elements in a software arrangement, the ability to identify the VSOE for those elements and the VSOE of all respective elements could materially impact the amount of earned and unearned revenue in a given period.

Revenue from Strategic Relationships and Reseller Arrangements

The Company has strategic relationships and reseller arrangements with third parties (collectively, “Partners”). Under these arrangements, the Company is not the primary obligor for what is ultimately sold by the Partners to their end customers. The amount recognized as revenue from sales to end users represents the amount due to the Company from the Partners and is generally recognized on a ratable basis over the applicable services term under support subscription revenue.

Equity Instruments Issued to Customers

The Company has entered into warrant and share purchase agreements with certain customers. For such arrangements, the fair value of the underlying securities is recognized as contra-revenue to the extent cumulative revenue from the customer is available to offset the fair value of the security on the measurement date. If cumulative revenue from the customer is less than the fair value of the security, the excess is recorded as cost of sales. See additional discussion at Note 10—“Stockholders’ Equity” and Note 15—“Related Party Transactions.”

Deferred Revenue

Deferred revenue consists of amounts billed to customers but not yet recognized in revenue.

As of December 31, 2016 and 2015, substantially all of the Company’s accounts receivable represents amounts billed to customers but not yet received or recognized as revenue and are thus recorded as deferred revenue.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

and the collection history of each customer to determine whether a specific allowance is appropriate. When deemed uncollectable, accounts receivable are reserved via the allowance for doubtful accounts and charged against bad debt expense or the related deferred revenue, as applicable.

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

The Company allocates shared costs such as rent, information technology and employee benefits to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category. Additionally, during the year ended December 31, 2014, cost of support subscription and professional services revenue included expenses of $47.4 million and $0.6 million, respectively, related to the vesting of the Yahoo! stock warrant (the “2011 Yahoo! Warrant”) upon the Company’s IPO. Cost of revenue for support subscription and professional services is expensed as incurred.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (including salaries, commissions, benefits and stock-based compensation expense) for the Company’s sales and marketing employees. In addition, sales and marketing expense include the cost of advertising, online marketing, promotional events, corporate communications, product marketing, other brand-building activities, plus allocated shared costs. All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense totaled $9.1 million, $11.1 million and $7.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (including salaries, benefits and stock-based compensation expense) for the Company’s research and development employees, costs associated with subcontractors and equipment lease expenses, plus allocated shared costs. The Company’s research and development expenses include costs for development related to the distribution of its solutions, including security updates, fixes, functionality enhancements, upgrades to the technology and new versions of the software, quality assurance personnel, technical documentation personnel and at times, expenses related to engineering resources for its subscription and professional services offerings.

General and Administrative Expenses

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

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

Stock-Based Compensation Expense

The Company recognizes compensation costs related to employee stock options, restricted stock unit (“RSU”) and performance stock unit (“PSU”) awards and participation in the Company’s 2014 Employee Stock Purchase Plan (“ESPP”) based on the estimated fair value on the date of grant, net of estimated forfeitures. The Company estimates the grant date fair value of options using the Black-Scholes option pricing model. The Company estimates the grant date fair value of RSU and PSU stock awards based upon the closing market price of the Company’s common stock on the grant date. The Company estimates fair value of each ESPP purchase at the beginning of the offering period using the Black-Scholes option pricing model. The respective grant date fair values of stock options, RSU and PSU stock awards and each ESPP purchase are recognized on a straight-line basis over the requisite service periods, which are the vesting periods.

The Company recognizes compensation costs related to restricted stock based on the estimated fair value of the underlying stock option using the Black-Scholes option pricing model or, in the case of restricted stock granted in connection with an acquisition, based upon the fair market value of the underlying common shares.

The Company accounts for stock options and RSUs issued to non-employees based on the fair value of the awards as determined using the Black-Scholes option pricing model and the closing market price of the Company’s common stock, respectively. The fair value of stock options and RSUs granted to non-employees are remeasured each period as the stock options and RSUs vest, and the resulting change in value, if any, is recognized in the consolidated statements of operations during the period the related services are performed.

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

Foreign Currency

The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. Foreign exchange net gains and losses are included in the consolidated statements of operations within operating expenses. The net gains and losses were immaterial in 2016, 2015 and 2014.

For subsidiaries with non-U.S. dollar functional currencies, the impact of changes in foreign currency exchange rates resulting from the translation of foreign currency financial statements into U.S. dollars for financial reporting purposes is included in other comprehensive loss. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period. Foreign transaction gains and losses are recorded as they are realized and were immaterial in 2016, 2015, and 2014.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

Net Loss Per Share of Common Stock

Basic net loss per share of common stock is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, less restricted common stock and common stock issued that is subject to repurchase, and excludes any dilutive effects of share-based awards. Diluted net loss per share of common stock is the same as basic net loss per share of common stock, because the effects of potentially dilutive securities are anti-dilutive.

Recently Issued Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides guidance to decrease the diversity in practice in the classification and presentation of changes in restricted cash on the statements of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate that ASU 2016-18 will have a material impact on its consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statements of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate that ASU 2016-15 will have a material impact on its consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and non-public entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt the new standard as of January 1, 2017. As a result of adopting this standard, the Company will make an accounting policy election to account for forfeitures as they occur. This change will be applied on a modified retrospective basis, resulting in an expected cumulative-effect adjustment decreasing retained earnings by approximately $0.6 million as of January 1, 2017.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-02 will have on its consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled upon transfer of promised goods or services to customers. ASU 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date January 1, 2017. The deferral results in the new revenue standard being effective for the Company January 1, 2018. Additional ASUs have been issued to amend or clarify the new standard as follows:

•

ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients was issued in May 2016. ASU 2016-12 amends the new revenue recognition standard to clarify the guidance on assessing collectability, measuring non-cash consideration, presenting sales taxes and certain transition matters.

•

ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing was issued in April 2016. ASU 2016-10 addresses implementation issues identified by the FASB-International Accounting Standards Board Joint Transition Resource Group (“TRG”) for Revenue Recognition concerning identifying performance obligations and accounting for licenses of intellectual property.

•

ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) was issued in March 2016. ASU 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal or agent designation.

The new standard permits adoption either by using (i) a full retrospective approach for all periods presented or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The Company is adopting the new standard as of January 1, 2018 using the modified retrospective approach. The Company’s decision was based on a number of factors such as the significance of the impact of the new standard on the Company’s financial results, system readiness, including that of software procured from third-party providers, and the Company’s ability to accumulate and analyze the information necessary to assess the cumulative effect of the new standard through January 1, 2018.

The Company is continuing to evaluate the impact of the new standard on its accounting policies, processes, and system requirements. The Company has assigned internal resources in addition to the engagement of third-party service providers to assist in the evaluation and to provide periodic updates to management and the Audit Committee. Furthermore, the Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. While the Company continues to assess all potential impacts under the new standard, there is the potential for significant impacts to the timing and amount of support subscription and professional services revenue recognized, as well as the potential capitalization and amortization of contract acquisition costs.

Under current industry-specific software revenue recognition guidance, the Company has concluded it has not established VSOE for support subscriptions and professional services offerings in multiple-element arrangements where support subscriptions are sold with professional services. The Company recognizes revenue on a ratable basis over the period beginning when both the support subscription and professional services have substantially commenced, and ending at the conclusion of the support subscription or professional services period, whichever is longer. The new standard, which does not retain the concept of VSOE, requires an evaluation of whether support subscriptions and professional services are distinct performance obligations, and therefore should be separately recognized as the respective performance obligations are satisfied based on the standalone selling price for each performance obligation, which may not be on a ratable basis. Depending on the outcome of the Company’s evaluation under the new standard, the timing of revenue recognition could change significantly for

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

professional services bundled in multiple-element arrangements and currently recognized ratably due to lack of VSOE for support subscriptions. In particular, professional services revenue is likely to be recognized in an earlier period and over a shorter timeframe under the new standard compared to the Company’s current accounting policy under the existing standards and guidance.

As part of its preliminary evaluation, the Company has also considered the impact of the guidance in Accounting Standards Codification 340-40, Other Assets and Deferred Costs; Contracts with Customers, and the interpretations of the FASB TRG for Revenue Recognition from their November 7, 2016 meeting with respect to the capitalization and amortization of incremental costs of obtaining a contract (e.g., sales commissions). For contracts with an expected duration greater than one year, the new standard requires the capitalization of incremental costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided the Company expects to recover the costs. Such capitalized costs are then to be amortized on a systematic basis that is consistent with the transfer to the customer of the services to which such costs relate, and the amortization period may extend beyond the initial contract term if renewal commissions on expected renewals are not commensurate with the commission on the initial contract. Under the Company’s current accounting policy, incremental costs incurred to obtain a contract are expensed when incurred. Thus, the application of the new standard could result in a significant change to the Company’s current policy for accounting for contract acquisition costs, which may result in the Company recognizing the expense for contract acquisition costs in a different period, and potentially over a longer period, compared to the Company’s current practice under the existing standards and guidance.

The Company is in the process of quantifying the impact of the new standard and related guidance as well as finalizing its accounting positions on other areas where the impact is not expected to be as significant.

3. FAIR VALUE MEASUREMENTS

The following table summarizes the investments in available-for-sale securities (in thousands):

	December 31, 2016
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$2,072	$—	$—	$2,072
Certificates of deposit	960	—	—	960
Commercial paper	2,497	—	—	2,497
Corporate notes and bonds	30,347	4	(32)	30,319

Total investments in available-for-sale securities	$35,876	$4	$(32)	$35,848

	December 31, 2015
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$3,493	$6	$—	$3,499
U.S. government securities	2,071	—	(2)	2,069
Certificates of deposit	4,172	—	(1)	4,171
Commercial paper	10,727	2	(5)	10,724
Corporate notes and bonds	40,397	—	(62)	40,335

Total investments in available-for-sale securities	$60,860	$8	$(70)	$60,798

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

The contractual maturities of investments in available-for-sale securities were as follows (in thousands):

	December 31,
	2016		2015
	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due within one year	$31,792	$31,764	$60,860	$60,798
Due after one year through five years	4,084	4,084	—	—

Total investments in available-for-sale securities	$35,876	$35,848	$60,860	$60,798

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2016
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$24,533	$—	$24,533
Short-term investments:
U.S. government securities	—	2,072	2,072
Certificates of deposit	—	960	960
Commercial paper	—	2,497	2,497
Corporate notes and bonds	—	26,235	26,235
Long-term investments:
Corporate notes and bonds	—	4,084	4,084

Total financial assets	$24,533	$35,848	$60,381

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$11,923	$—	$—	$11,923
Certificates of deposit	—	245	—	245
Commercial paper	—	2,000	—	2,000
Short-term investments:
U.S. Treasury bills	3,499	—	—	3,499
U.S. government securities	—	2,069	—	2,069
Certificates of deposit	—	3,926	—	3,926
Commercial paper	—	8,724	—	8,724
Corporate notes and bonds	—	40,335	—	40,335

Total financial assets	$15,422	$57,299	$—	$72,721

Liabilities
Contingent consideration (Note 4)	—	—	1,651	1,651

Total financial liabilities	$—	$—	$1,651	$1,651

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

Where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value. This pricing methodology applies to Level 1 investments, which are composed of money market funds and U.S. Treasury bills. If quoted prices in active markets for identical assets are not available, then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable, either directly or indirectly. These investments are included in Level 2 and consist of certificates of deposit, commercial paper, U.S. government securities and corporate notes and bonds. Commercial paper is valued using market prices, if available, adjusting for accretion of the purchase price to face value at maturity. The carrying amounts of accounts receivable, prepaid expenses, accounts payable, accrued expenses and other current liabilities and accrued compensation and benefits approximate fair value.

The Company entered into a three-year, $2.5 million promissory note receivable with a third-party service provider in February 2015, which bears interest at four percent per annum. The promissory note receivable is valued on a non-recurring basis and is classified as held-to-maturity within long-term investments. During the year ended December 31, 2016, the Company recognized an impairment charge of $2.7 million in operating expenses related to a promissory note and related interest receivable. During the fourth quarter of 2016, the Company determined that it is probable that the promissory note and related interest receivable are unrecoverable due to the Company’s estimate of the third-party service provider’s illiquidity and unfavorable rate of cash use.

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that were measured at estimated fair value on a recurring basis consisted of the contingent consideration in connection with the Company’s acquisition of SequenceIQ Hungary Kft. (“SequenceIQ”) which is contingent upon the achievement of certain product milestones. See Note 4—“Business Combinations” for additional information.

The Company estimated the acquisition date fair value of the contingent consideration payable of $1.6 million based on various estimates including a discount rate based on the estimated timing of achievement of product milestones, the probability of achievement and other risk factors, all of which the Company believes are appropriate and representative of market participant assumptions. Upon the achievement of product milestones in January 2016, the Company paid the fair value of the contingent consideration liability of $1.7 million. As of December 31, 2016, there is no contingent consideration liability outstanding.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. During the years ended December 31, 2016 and 2015, the Company did not make any transfers between Level 1, Level 2, or Level 3 investments. As of December 31, 2016, the Company did not have any Level 3 financial assets or liabilities.

Gross unrealized gains and losses were not material as of December 31, 2016 and 2015. Realized gains and losses were not material for years ended December 31, 2016, 2015 and 2014. As of December 31, 2016 and 2015, there were no securities that were in an unrealized loss position for more than 12 months.

4. BUSINESS COMBINATIONS

Transactions completed in 2016

The Company did not complete any acquisitions during the year ended December 31, 2016.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

Transactions completed in 2015

Onyara, Inc. On August 31, 2015, the Company acquired Onyara, Inc. (“Onyara”), the creator of and key contributor to Apache NiFi. The acquisition enables customers to automate and secure data flows and to collect, conduct and curate real-time business insights and actions derived from data in motion. As a result of the acquisition, the Company introduced HDF powered by Apache NiFi, which simplifies and accelerates the flow of data in motion into HDP for full fidelity analytics.

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

Under the terms of the agreement, all outstanding shares of Onyara’s capital stock, options to purchase Onyara capital stock and any other securities convertible into, exercisable for or exchangeable for shares of Onyara capital were canceled in exchange for an aggregate of approximately 1.6 million shares of the Company’s common stock with a fair value of approximately $38.5 million. Of these shares, 1.1 million shares with a fair value of approximately $26.5 million were allocated to purchase consideration. The remaining 0.5 million shares with a fair value of approximately $12.0 million were considered post-combination remuneration which will be recorded as stock-based compensation expense over the vesting period of up to three years. The vesting of these RSUs is contingent upon continued employment. The related acquisition costs, consisting primarily of legal expenses in the amount of $0.4 million during the year ended December 31, 2015, were expensed as incurred.

The following table summarizes the allocation of the consideration paid of approximately $26.5 million to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Goodwill	$26,429
Cash	180
Tangible liabilities acquired	(95)

Total	$26,514

In connection with the acquisition, the Company also issued RSUs covering 0.2 million shares of the Company’s common stock with a fair value of approximately $5.2 million, which is being recognized as stock-based compensation expense as the RSUs vest over three years. The vesting of these RSUs is contingent upon continued employment. As such, the Company will account for such payments as post-combination remuneration, to be recognized in operating expenses in the consolidated statements of operations as the services are performed.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

The results of operations of Onyara have been included in the Company’s consolidated statements of operations from the acquisition date.

SequenceIQ. On April 23, 2015, the Company acquired 100 percent of the voting shares of SequenceIQ, an open source provider of rapid deployment tools for Hadoop, to deliver a consistent and automated solution for launching on-demand Hadoop clusters in the cloud or to any environment that supports Docker containers. This acquisition complements the Company’s strategy of providing enterprise customers the broadest choice of consumption options for HDP, from on-premises deployments to cloud architectures.

The acquisition of SequenceIQ was accounted for as the purchase of a business. The related acquisition costs, consisting primarily of consulting and legal expenses, were not material during the year ended December 31, 2015 and were expensed as incurred.

The acquisition date fair value of the purchase consideration was $10.0 million, which included the following (in thousands):

Cash	$3,721
Cash holdback for a period of 15 months for general representations and warranties	1,875
Cash payable upon 18-month anniversary of closing date	1,651
Contingent consideration (Note 3)	1,625
Vested RSUs (49,102 shares at fair value of $21.97 per share)	1,079

Total	$9,951

See Note 3—“Fair Value Measurements” for further details on the Company’s fair value methodology with respect to the contingent consideration liability.

The Company also issued to the selling shareholders RSUs covering 114,583 shares of the Company’s common stock that vest over a period of up to three years. The vesting of the additional RSUs is contingent upon the continued employment of the selling shareholders that were retained as employees. As such, the Company accounted for such payments as post-combination remuneration, to be recognized in operating expenses in the consolidated statements of operations as the services are performed.

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

The results of operations of SequenceIQ have been included in the Company’s consolidated statements of operations from the acquisition date.

The Company’s business combinations completed during the year ended December 31, 2015 did not have a material impact on the Company’s consolidated financial statements and therefore, actual and pro forma disclosures have not been presented.

Transactions completed in 2014

XA Secure. On May 13, 2014, the Company acquired 100 percent of the voting shares of Agniv, Inc. d/b/a XA Secure (“XA Secure”), a developer of data security solutions across a number of information technology platforms, for approximately $4.8 million, consisting of approximately $3.0 million in cash and the issuance of 132,508 shares of the Company’s common stock with a fair value of $13.70 per share on the acquisition date. The Company integrated the core security capabilities acquired across all Hadoop workloads. The acquisition of XA Secure was accounted for as the purchase of a business. The related acquisition costs, consisting primarily of legal expenses in the amount of $0.2 million during the year ended December 31, 2014, were expensed. These legal expenses were presented as general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2014.

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

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

In connection with the acquisition of XA Secure, the Company also issued 132,506 shares of restricted stock, issued 159,483 options to purchase the Company’s common stock and agreed to pay a $3.9 million cash retention bonus payable over 18 months to certain key employee-shareholders of XA Secure. The restricted shares vest over 18 months and the options vest over 48 months. All vesting provisions for the stock and options, as well as the future cash payments, are contingent upon the continued service of the key employees. Thus, the Company accounts for such payments as post-combination remuneration, to be recognized in operating expenses in the consolidated statements of operations as the services are performed.

The following table summarizes the allocation of the consideration paid of approximately $4.8 million to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Developed technology	$3,971
Deferred tax liabilities	(1,279)
Goodwill	2,119

Total	$4,811

The Company’s business combination completed during the year ended December 31, 2014 did not have a material impact on the Company’s consolidated financial statements and therefore actual and pro forma disclosures have not been presented.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2016	2015
Computer equipment	$12,513	$5,856
Network and communication equipment	3,453	2,663
Purchased software	667	593
Furniture and fixtures	4,585	3,362
Capital leases	476	476
Leasehold improvements	10,871	8,204
Assets not yet in use	206	553

Property and equipment, gross	32,771	21,707
Less: accumulated depreciation	(13,390)	(6,285)

Total property and equipment, net	$19,381	$15,422

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $7.2 million, $4.5 million and $1.2 million, respectively.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

6. GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 were as follows (in thousands):

Net balance as of January 1, 2015	$2,119
Acquisitions	32,214

Net balance as of December 31, 2015	34,333
Acquisitions	—

Net balance as of December 31, 2016	$34,333

7. INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$4,395	$(1,274)	$3,121

Intangible assets, net	$4,395	$(1,274)	$3,121

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$4,395	$(393)	$4,002

Intangible assets, net	$4,395	$(393)	$4,002

The Company’s intangible assets as of December 31, 2016 and 2015 were comprised entirely of developed technology from the Company’s acquisition of SequenceIQ. The amortizable intangible assets have a useful life of five years. For the years ended December 31, 2016 and 2015, the Company recognized amortization expense for intangible assets of $0.9 million and $0.4 million, respectively, in research and development expenses. For the year ended December 31, 2014, the Company did not recognize any amortization expense. However, as a result of the Company’s contribution to the Apache Software Foundation of developed technology acquired in the XA Secure acquisition in August 2014, the Company recognized a research and development expense of $4.0 million equal to the carrying value of the developed technology.

Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding years is as follows: 2017: $0.9 million; 2018: $0.9 million; 2019: $0.9 million; and 2020: $0.5 million.

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has a number of operating lease agreements primarily involving office space and data center equipment. These leases are non-cancelable with original lease periods up to 15 years, which expire between 2017 and 2031. Some of these operating lease agreements have free or adjustable rent provisions. Lease expense is recognized on a straight-line basis over the lease term. The Company subleases some excess capacity to a subtenant under a non-cancelable operating lease.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

In August 2016, the Company entered into a 15-year operating lease agreement for approximately 12,000 square feet of office space located in Cork, Ireland, which commenced in September 2016. As of December 31, 2016, the total future minimum lease payment related to this lease was approximately $5.4 million.

As of December 31, 2016, future minimum lease commitments under non-cancelable leases are as follows (in thousands):

Years Ending December 31,	Leases
2017	$7,237
2018	5,866
2019	2,618
2020	1,601
2021	1,019
Thereafter	3,653

Gross lease payments	21,994
Less: non-cancelable subtenant receipts	(1,229)

Net lease payments	$20,765

Rent expense incurred under operating leases for the years ended December 31, 2016, 2015 and 2014 was $9.9 million, $8.0 million and $4.6 million, respectively.

Capital Leases

The Company entered into various capital lease agreements beginning in April 2014 to obtain network equipment. The original term of the capital leases is five years and the capital lease obligations bear interest at rates of approximately four percent per annum. In December 2016, the Company entered into a capital lease agreement for equipment installed at its data center. The agreement has a term of two years commencing in January 2017 and bears an interest rate of six percent per annum.

As of December 31, 2016 and December 31, 2015, capital lease obligations were $0.7 million and $0.3 million, respectively. The portion of the future payments designated as principal repayment was classified as a capital lease obligation within accrued expenses and other current liabilities on the consolidated balance sheets. The Company is obligated to make future payments under the capital leases as of December 31, 2016 of $0.4 million for 2017 and $0.3 million for 2018. Interest expense related to the capital leases was approximately $7,000, $13,000 and $7,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Property and equipment under the capital leases was $0.5 million as of both December 31, 2016 and 2015. Accumulated amortization on these assets was $0.2 million and $0.1 million as of December 31, 2016 and 2015, respectively.

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

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

On February 29, 2016, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of California, captioned Monachelli v. Hortonworks, Inc., Case No. 3:16-cv-00980-SI. The lawsuit names as defendants the Company, Robert G. Bearden, and Scott J. Davidson. Plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly making materially false and misleading statements regarding the Company’s business and operations. On June 1, 2016, the court entered an order appointing a lead plaintiff and lead counsel. On July 28, 2016, the lead plaintiff and another named plaintiff filed an amended complaint seeking to represent a class of persons who purchased or otherwise acquired Hortonworks’ securities between August 5, 2015 and January 15, 2016, inclusive and sought class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On December 5, 2016, the court granted Defendants’ motion to dismiss the amended complaint, with leave to amend. The parties thereafter engaged in settlement negotiations and have agreed in principle to a class-wide settlement that would not have a material effect on the Company’s financial statements. A hearing to address preliminary approval of the settlement is scheduled for April 21, 2017.

9. DEBT

Revolving Credit Agreement

On November 2, 2016, the Company entered into a $30.0 million two-year senior secured revolving credit agreement (the “Credit Agreement”) with Silicon Valley Bank (the “Bank”). Amounts outstanding under the Credit Agreement are payable on or before November 2, 2018 and will accrue interest per annum at a rate equal to the Bank’s prime rate plus 0.50 percent. Any outstanding loans drawn under the Credit Agreement may be paid at any time prior to maturity. Pursuant to the terms of the Credit Agreement, the Company agreed to pay an annual facility fee equal to 0.50 percent of the aggregate amount of the revolving credit facility commitments and an unused line fee of 0.35 percent per annum on the unused commitments. The Credit Agreement currently has no subsidiary guarantors.

The Credit Agreement contains customary reporting, affirmative and negative covenants, including negative covenants imposing limitations on, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, grant liens, consummate asset sales, make certain investments and declare or make dividends or repurchase its stock. It also contains certain financial covenants that require the Company to maintain a minimum trailing consolidated adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a minimum adjusted quick ratio. In addition, the Company is required to maintain on account with the Bank not less than $10.0 million.

As of the date of this filing, the Company had no borrowings outstanding under the Credit Agreement and was in compliance with all financial covenants.

10. STOCKHOLDERS’ EQUITY

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

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

Common Stock Reserved for Issuance

The Company reserved shares of common stock, on an as-if converted basis, for future issuance as follows:

	December 31,
	2016	2015
Common stock warrants	3,250,000	3,250,000
Exercise and conversion of common stock warrants	476,368	476,368
Common stock subject to repurchase	30,708	55,603
Outstanding stock options	7,430,094	11,552,487
Unvested restricted stock, RSUs and PSUs	11,536,846	6,642,601
Shares available for issuance under 2014 Stock Option and Incentive Plan	4,234,205	2,006,015
Shares available for purchase under 2014 Employee Stock Purchase Plan	2,451,215	2,707,648

Total	29,409,436	26,690,722

2011 Stock Option and Grant Plan

In June 2011, the Company adopted the Hortonworks, Inc. 2011 Stock Option and Grant Plan (the “2011 Plan”). The 2011 Plan allows for the grant of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), restricted common stock and RSUs to the Company’s full or part-time officers, employees, non-employee directors and consultants. The exercise price of an option is determined by the Board of Directors when the option is granted, and may not be less than 100 percent of the fair market value of the shares on the date of grant, provided that the exercise price of ISOs granted to a 10 percent stockholder is not less than 110 percent of the fair market value of the shares on the date of grant. ISOs granted under the 2011 Plan generally vest 25 percent after the completion of 12 months of service and the balance in equal monthly installments over the next 36 months of service, and expire 10 years from the date of grant. ISOs granted to a 10 percent stockholder expire five years from the date of grant. NSOs vest according to the specific option agreement, and expire 10 years from the date of grant.

In December 2014, in connection with the closing of the Company’s IPO, the 2011 Plan was terminated and shares authorized for issuance under the 2011 Plan were canceled (except for those shares reserved for issuance upon exercise of outstanding stock options). As of December 31, 2016, options to purchase 6,623,524 shares of common stock were outstanding under the 2011 Plan pursuant to their original terms and no shares were available for future grant.

2014 Stock Option and Incentive Plan

The Hortonworks, Inc. 2014 Stock Option and Incentive Plan (the “2014 Plan”) was adopted by the Company’s Board of Directors in September 2014. The 2014 Plan was approved by the Company’s stockholders in November 2014 and became effective immediately prior to the closing of the Company’s IPO. All remaining shares available in the 2011 Plan rolled into the 2014 Plan following the consummation of the IPO. An amendment and restatement of the 2014 Plan (the “Amended 2014 Plan”) was approved by the Board of Directors in April 2016 and by the Company’s stockholders in May 2016. The Amended 2014 Plan allows the Compensation Committee to make equity-based incentive awards to the Company’s full or part-time officers, employees, non-employee directors and consultants. The exercise price of an option is determined by the Board of Directors when the option is granted, and may not be less than 100 percent of the fair market value of the shares on the date of grant, provided that the exercise price of ISOs granted to a 10 percent stockholder is not less

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

than 110 percent of the fair market value of the shares on the date of grant. ISOs granted under the Amended 2014 Plan generally vest 25 percent after the completion of 12 months of service and the balance in equal monthly installments over the next 36 months of service, and expire 10 years from the date of grant. ISOs granted to a 10 percent stockholder expire five years from the date of grant. NSOs vest according to the specific option agreement, and expire 10 years from the date of grant.

The Company initially reserved 6,000,000 shares of the Company’s common stock for the issuance of awards under the 2014 Plan, plus 923,732 shares of the Company’s common stock that remained available for issuance under the Company’s 2011 Plan as of the Company’s IPO date. The amendment and restatement of the 2014 Plan increased the number of shares reserved for issuance under the Amended 2014 Plan by 7,000,000 shares. The Amended 2014 Plan also provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2015, by five percent of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s Compensation Committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization.

In April, June and July 2015, under the 2014 Plan, the Company granted an aggregate of 421,484 PSUs to certain executive and senior officers (the “Grantees”) that vest upon (a) the achievement of specified performance targets as set by the Compensation Committee and (b) the Grantee remaining employed during the respective performance cycles over a service period of up to three years, with such service periods commencing on July 1, 2015. The performance target value for each performance cycle is based on an average of the applicable internal and external billings amounts for the respective performance cycle. The number of PSUs that vest for a given performance cycle is based on the Company’s achievement of actual billings relative to the performance target value.

In October 2015, under the 2014 Plan, the Company granted an aggregate of 266,084 PSUs to the Grantees that vest upon (a) the achievement of specified performance targets as set by the Compensation Committee and (b) the Grantee remaining employed for the duration of the respective 12-month performance cycles over a service period of up to two years, with such service periods commencing on January 1, 2016. The number of PSUs that vest for a given performance cycle is based on the Company’s achievement of EBITDA growth and revenue growth relative to the linear ranking of a pre-selected group of the Company’s peers.

As of December 31, 2016, options to purchase shares of stock, RSUs, PSUs and restricted stock covering an aggregate of 12,067,581 shares of common stock were outstanding under the Amended 2014 Plan.

On January 1, 2016, the shares reserved for issuance under the 2014 Plan increased by 2,326,899, resulting in 19,093,426 total shares reserved for issuance under the Amended 2014 Plan as of December 31, 2016, of which 4,234,205 remained available for issuance.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

Stock Options

A summary of information related to stock options for the year ended December 31, 2016 is presented below:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding—December 31, 2015	11,552,487	$9.80	7.82	$140,873
Options granted	—	—
Options exercised	(1,646,314)	2.33
Options canceled/forfeited	(2,476,079)	14.76

Outstanding—December 31, 2016	7,430,094	$9.81	6.73	$16,523

Vested and expected to vest—December 31, 2016	7,311,650	$9.73	6.72	$16,487

Exercisable—December 31, 2016	5,125,486	$8.23	6.47	$15,027

There were no options granted in the year ended December 31, 2016. The weighted-average grant date fair value of all options to purchase common stock granted in the years ended December 2015 and 2014 was $23.17 and $14.31 per share, respectively.

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised for the years ended December 31, 2016, 2015 and 2014 was $13.2 million, $42.9 million and $10.0 million, respectively.

Cash received from option exercises for the year ended December 31, 2016 was $3.8 million.

Restricted Stock

A summary of information related to restricted stock for the year ended December 31, 2016 is presented below:

	Number of Shares Issued Under the Stock Plans	Number of Shares Issued Outside the Stock Plans	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share(*)	Aggregate Intrinsic Value
					(in thousands)
Unvested balance—December 31, 2015	145,968	644,014	$0.67	$23.76	$4,551
Granted	—	—	—	—
Vested	(145,968)	(368,179)	0.67	23.76
Canceled/forfeited	—	—	—	—

Unvested balance—December 31, 2016	—	275,835	$—	$23.76	$513

(*)

The weighted-average grant date fair value per share relates to 1,424,946 shares of restricted stock paid as part of the acquisition of Onyara, of which 275,835 shares are unvested as of December 31, 2016. See Note 4—“Business Combinations” for additional information regarding this transaction.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

The fair value of the restricted stock that vested during the year ended December 31, 2016 was $4.5 million. The fair value of the restricted stock that vested during the year ended December 31, 2015 was $14.4 million and $26.5 million, related to restricted stock vesting over a requisite service period and fully vested common shares issued as part of Onyara purchase consideration, respectively. The fair value of the restricted stock that vested during the year ended December 31, 2014 was $6.1 million and $1.8 million, related to restricted stock vesting over a requisite service period and fully vested common shares issued as part of XA Secure purchase consideration, respectively.

As of December 31, 2016, there was $19.0 million of unrecognized stock-based compensation expense related to unvested stock options and restricted stock which is expected to be recognized over a weighted-average period of 1.53 years.

Restricted Stock Units and Performance Stock Units

A summary of information related to RSUs and PSUs for the year ended December 31, 2016 is presented below:

	Number of Shares Issued Under Stock Plans	Weighted-Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2015	5,852,619	$23.33
Granted	9,635,168	9.92
Vested	(2,681,838)	20.95
Canceled/forfeited	(1,544,938)	16.35

Unvested balance—December 31, 2016	11,261,011	$13.21

The fair value of the RSUs and PSUs that vested during the year ended December 31, 2016 was $26.8 million. The fair value of the RSUs and PSUs vested during the year ended December 31, 2015 was $1.1 million and $1.1 million, related to RSUs vesting over a requisite service period and vested RSUs issued as part of SequenceIQ purchase consideration, respectively. No RSUs or PSUs vested during the year ended December 31, 2014.

As of December 31, 2016, there was $103.1 million of unrecognized stock-based compensation expense related to RSUs and PSUs which is expected to be recognized over a weighted-average period of 1.66 years.

Determining Fair Value for Employee Grants

The Company estimated the fair value of stock options granted using the Black-Scholes option pricing model with weighted-average assumptions as follows:

	Years Ended December 31,
	2016	2015	2014
Expected term (in years)	—	6.00	5.77
Risk-free interest rate	—%	1.59%	1.52%
Expected volatility	—%	44%	46%
Dividend rate	—%	—%	—%

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

The fair value of each grant of stock options was determined using the Black-Scholes option pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Fair Value of Common Stock. Historically, for all periods prior to the Company’s IPO, the Company estimated the fair value of common stock. The fair value of the common stock underlying the stock-based awards was determined by the Company’s Board of Directors, which considered numerous objective and subjective factors to determine the fair value of common stock at each grant date. These factors included, but were not limited to: (i) contemporaneous valuations of common stock performed by third-party specialists; (ii) the lack of marketability of the Company’s common stock; (iii) developments in the business; (iv) the prices paid in recent transactions involving the Company’s equity securities; and (v) the likelihood of achieving a liquidity event, such as an IPO or a merger or acquisition, given prevailing market conditions.

Since the Company’s IPO, the Company has used the market closing price of its common stock as reported on the NASDAQ Global Select Market.

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

Forfeiture Rate. Forfeitures are estimated based on the Company’s analysis of historical stock option forfeitures. To the extent that the forfeiture rate is different than what the Company has estimated, the compensation cost associated with unrecognized stock-based compensation expense will be different from the Company’s expectations.

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

The restricted stock was purchased in exchange for promissory notes (“Notes”) that, prior to repayment in October 2014, accrued interest at rates ranging from 0.89 to 2.89 percent annually, with interest payable annually. The principal, along with any unpaid accrued interest, was payable upon the earlier of certain corporate transactions including an IPO, the termination of services, or nine to ten years from the date of the Notes. The Company had recourse against the restricted stock issued along with the Notes and recourse of up to 80 percent of the principal amount, and up to the full amount of accrued interest, against the individual’s personal assets.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

The Company accounted for the Notes as non-recourse in their entirety because the Notes are not aligned with a corresponding percentage of the underlying shares. Accordingly, the non-recourse notes received by the Company as consideration for the issuance of the restricted stock were considered as stock options for accounting purposes as the substance is similar to the grant of an option because the employee generally will relinquish the stock in lieu of repaying the Note. Non-refundable principal payments were recorded as a credit to additional paid-in capital for the underlying shares that were vested as of the repayment date and as a repurchase liability for the underlying shares that were unvested as of the repayment date. Non-refundable interest was recorded as interest income.

There were no shares of restricted stock outstanding subject to the Company’s right of repurchase as of December 31, 2016. The number of shares of restricted stock outstanding subject to the Company’s right of repurchase as of December 31, 2015 was 286,679 which had repurchase prices ranging from $0.18 to $1.28 per share. The liability for shares subject to repurchase as of December 31, 2015 was $0.2 million, which was included in accrued expenses and other current liabilities.

These restricted stock arrangements were accounted for similarly to stock options until the Notes were repaid. During the years ended December 31, 2016 and 2015, there were no restricted shares repurchased. During the year ended December 31, 2014, 528,745 restricted shares were repurchased from ten stockholders. Because the restricted shares were accounted for as options, the Notes were not recorded in the accompanying consolidated balance sheets and compensation cost was recognized over the requisite service period with an offsetting credit to additional paid-in capital. In October 2014, all outstanding Notes were repaid in full and the restricted stock that had vested became shares of common stock.

The fair value of the options was determined based on the Black-Scholes option pricing model using the following assumptions:

	Years Ended December 31,
	2016	2015	2014
Expected term (in years)	—	—	5.00
Risk-free interest rate	—%	—%	1.58%
Expected volatility	—%	—%	40%
Dividend rate	—%	—%	—%

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

Restricted Stock and Stock Options Subject to Repurchase

The 2011 Plan allowed for the granting of options that may be exercised before the options have vested. Shares issued as a result of early exercise and shares that had not vested are deemed to be restricted stock and are subject to a vesting schedule identical to the vesting schedule of the related restricted stock and options, as well as certain other restrictions. Shares issued as a result of early exercise that have not vested are subject to

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser, and are not deemed to be issued for accounting purposes until those related shares vest. The amounts received in exchange for these shares have been recorded as a liability on the accompanying consolidated balance sheets and will be reclassified into common stock and additional paid-in capital as the shares vest. The Company’s right to repurchase these shares generally lapses with respect to 1/48 of the original grant amount per month over four years.

The number of shares of restricted stock and early exercised options to purchase common stock outstanding subject to the Company’s right of repurchase as of December 31, 2016 and 2015 was 30,708 and 342,282, respectively, which had repurchase prices ranging from $8.46 to $14.22 per share and $0.18 to $14.22 per share, respectively. The liability for shares subject to repurchase as of December 31, 2016 and 2015 was $0.4 million and $0.9 million, respectively. Of the $0.4 million liability as of December 31, 2016, $0.3 million was included in accrued expenses and other current liabilities and $0.1 million was included in other long-term liabilities. Of the $0.9 million liability as of December 31, 2015, $0.5 million was included in accrued expenses and other current liabilities and $0.4 million was included in other long-term liabilities.

2014 Employee Stock Purchase Plan

The Company’s ESPP was adopted and approved by the Company’s Board of Directors in September 2014, was adopted and approved by the Company’s stockholders in November 2014, and was amended in August 2015 to allow employees of certain of the Company’s non-U.S. subsidiaries to participate in the ESPP. The ESPP initially reserved and authorized the issuance of up to a total of 2,500,000 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2015, by the lesser of (i) 1,000,000 shares of common stock, (ii) one percent of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or (iii) such lesser number of shares as determined by the ESPP administrator. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. On January 1, 2016, the shares reserved for issuance increased by 465,225 resulting in total shares reserved for issuance under the ESPP of 3,392,473 as of December 31, 2016, of which 2,451,215 remained available for purchase.

The following table summarizes the assumptions used in the Black-Scholes option pricing model to determine fair value of the Company’s common shares to be issued under the ESPP:

Years Ended December 31,
	2016	2015	2014
Expected term (in years)	0.5-1.0	0.5-1.0	—
Risk-free interest rate	0.25%-0.70%	0.10%-0.40%	—%
Expected volatility	26%-52%	35%-41%	—%
Dividend rate	— %	— %	—%

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

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

As of December 31, 2016, there was $1.2 million of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.38 years.

Cash received from the purchases of shares under the ESPP for the year ended December 31, 2016 was $5.6 million.

Determining Fair Value for Non-Employees

Stock-based compensation expense related to stock options and RSUs granted to non-employees is recognized as the stock options and RSUs vest. As of December 31, 2016, the Company granted options to purchase 345,834 shares of common stock to non-employees with a weighted-average exercise price of $3.32 per share and RSUs covering 200,416 shares of common stock with a weighted-average grant date fair value of $9.46 per share. As of December 31, 2016, options to purchase 59,677 shares of common stock granted to non-employees were outstanding with a weighted-average exercise price of $2.29 per share and RSUs covering 95,529 shares of common stock granted to non-employees were outstanding with a weighted-average grant date fair value of $9.52 per share. As of December 31, 2015, the Company granted options to purchase 345,834 shares of common stock to non-employees with a weighted-average exercise price of $3.32 per share and RSUs covering 7,416 shares of common stock with a weighted-average grant date fair value of $21.71 per share. As of December 31, 2015, options to purchase 91,200 shares of common stock granted to non-employees were outstanding with a weighted-average exercise price of $1.69 per share and RSUs covering 7,416 shares of common stock granted to non-employees were outstanding with a weighted-average grant date fair value of $21.71 per share.

The Company granted non-employees options to purchase and RSUs to convert to a total of 193,000, 7,416 and 202,500 shares of common stock for the years ended December 31, 2016, 2015 and 2014, respectively. Compensation expense related to these options and RSUs was $1.3 million, $0.6 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company believes that the fair value of the stock options is more reliably measurable than the fair value of services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2016	2015	2014
Expected term (in years)	—	6.4	8.84
Risk-free interest rate	—%	1.74%	2.34%
Expected volatility	—%	45%	43%
Dividend rate	—%	—%	—%

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

Stock-Based Compensation Expense

Total stock-based compensation expense, including stock-based compensation expense to non-employees, by category was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of revenue	$5,700	$2,702	$580
Sales and marketing	25,787	11,688	1,881
Research and development	36,540	15,193	2,257
General and administrative	30,796	11,356	4,314

Total stock-based compensation expense	$98,823	$40,939	$9,032

In February 2016, one of the executives of the Company voluntarily canceled a stock option to purchase 1,185,000 shares. As a result, the Company recognized in general and administrative expense a stock-based compensation expense of $10.0 million during the year ended December 31, 2016.

Warrants

In July 2011, the Company issued a warrant to purchase 6,500,000 shares of Series A preferred stock at an exercise price of $0.005 per share. The warrant was issued to Yahoo! Inc. (“Yahoo!”) in connection with the Company’s Series A financing and the transactions contemplated thereby, including commercial agreements with Yahoo! providing for support subscription offerings and certain rights to technology. The ability for Yahoo! to exercise the warrant was subject to the continuation of the commercial agreement for a period of two years, which has been satisfied. Upon consummation of the Company’s IPO in December 2014, the warrant automatically converted into a warrant to purchase 3,250,000 shares of common stock. As the warrant was issued to a customer, upon the occurrence of the IPO, the vesting of the warrant resulted in an immediate $4.0 million reduction in revenue, which was the cumulative revenue from Yahoo!. The $48.0 million difference between the fair value of the warrant of $52.0 million and the reduction in revenue was recognized in cost of revenue during the fourth quarter of 2014. The $52.0 million fair value of the warrant was recognized in additional paid-in capital. Refer to Note 15—“Related Party Transactions” for additional information regarding related party transactions.

On June 9, 2014, the Company issued a warrant to purchase a number of shares of common stock up to one percent of the sum of (i) 45,585,496, plus (ii) the number of shares of Series D preferred stock or shares of such stock issuable upon exercise of warrants to purchase such stock (on an as converted to common stock basis) issued or issuable upon exercise of warrants to purchase Series D preferred stock that are sold, if any, by the Company during the period commencing on June 9, 2014 and ending immediately prior to the occurrence of a corporate event at an exercise price of $8.46 per share. The warrant was issued to Yahoo! in exchange for the amendment of the rights held by Yahoo! under Section 2.11 of the Investors’ Rights Agreement to approve an acquisition of Hortonworks, which removed a competitor of Yahoo! from the list of companies over which Yahoo! has such blocking rights. Upon the Company’s IPO, the common stock warrant liability was reclassified to additional paid-in capital at the then current fair value of $5.4 million. The combined value of the initial measurement and the change in the fair value of this warrant of $5.4 million is recorded as other expense in the consolidated statement of operations for the year ended December 31, 2014. As of December 31, 2016, the warrant was exercisable into 476,368 shares of common stock.

Each warrant expires nine years from the date of issuance. The warrants vested upon consummation of the Company’s IPO in December 2014. As of December 31, 2016, neither warrant had been exercised into shares of common stock.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

11. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less restricted common stock and common stock issued that is subject to repurchase, and excludes any dilutive effects of share-based awards. Diluted net loss per share of common stock is computed giving effect to all potential dilutive common shares. As the Company had net losses for the years ended December 31, 2016, 2015 and 2014, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Years Ended December 31,
	2016	2015	2014
Net loss	$(251,688)	$(179,117)	$(177,365)

Weighted-average shares used in computing net loss per share of common stock	57,203,067	43,318,044	7,341,465

Net loss per share, basic and diluted	$(4.40)	$(4.13)	$(24.16)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	As of December 31,
	2016	2015	2014
Common stock warrants	3,250,000	3,250,000	3,250,000
Exercise and conversion of common stock warrants	476,368	476,368	476,368
Common stock subject to repurchase	30,708	55,603	1,604,728
Outstanding stock options	7,430,094	11,552,487	13,953,894
Unvested restricted stock, RSUs and PSUs	11,536,846	6,642,601	1,623,222
Estimated ESPP shares to be issued	442,992	151,468	—

Total	23,167,008	22,128,527	20,908,212

12. INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State and local	67	58	18
Foreign	1,130	514	150

Total current tax expense	1,197	572	168
Total deferred tax expense (benefit)	27	(140)	(1,279)

Total income tax expense (benefit)	$1,224	$432	$(1,111)

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

The components of loss before income taxes by United States and foreign jurisdictions are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
United States	$209,882	$137,713	$149,629
Foreign	40,582	40,972	28,847

Total loss before income tax	$250,464	$178,685	$178,476

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$132,744	$87,128
Research and development credit	8,997	3,971
Warrant expense	19,312	19,422
Depreciation and amortization	1,105	415
Accruals and reserves	3,005	2,125
Deferred revenue	9,093	5,547
Stock-based compensation expense	15,865	10,446
Other	2,037	1,244

Gross deferred tax assets	192,158	130,298
Valuation allowance	(192,152)	(130,178)
Intangibles	(312)	(400)

Net deferred tax liabilities	$(306)	$(280)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Years Ended December 31,
	2016	2015	2014
Tax at federal statutory rate	34.00%	34.00%	34.00%
State and local taxes, net of federal benefit	2.54	2.93	4.21
Permanent differences and other items not individually material	(0.08)	(0.26)	(0.77)
Warrant expense	—	—	(1.03)
Stock-based compensation expense	(8.24)	(2.29)	—
Credits	2.01	0.62	0.49
Foreign tax differential	(5.97)	(8.01)	(5.58)
Change in valuation allowance	(24.75)	(27.23)	(30.70)

Income tax expense	(0.49)%	(0.24)%	0.62%

The Company’s effective tax rate for the period ended December 31, 2016 was lower than the statutory tax rate primarily because of the valuation allowance on its U.S. and foreign deferred tax assets and the losses of foreign subsidiaries taxed at lower rates, partially offset by state taxes and tax credits. The losses of the foreign subsidiaries were generated primarily by the Company’s cost sharing agreement with its Netherlands operations.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

The benefit for income taxes for the year ended December 31, 2014 relates primarily to the release of a valuation allowance of $1.3 million associated with nondeductible intangible assets recorded as part of the XA Secure acquisition, partially offset by state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions. In connection with the acquisition of XA Secure, a deferred tax liability was established for the book-tax basis differences related to the acquired developed technology. The net deferred tax liability from this acquisition creates an additional source of income to offset the Company’s deferred tax assets. As such, the impact on the acquiring Company’s deferred tax assets and liabilities caused by an acquisition are recorded in the acquiring Company’s consolidated financial statements outside of acquisition accounting. The income tax expense for the years ended December 31, 2016, 2015 and 2014 relates to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset net deferred tax assets at December 31, 2016 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards (“NOLs”) and other deferred tax assets. The net valuation allowance increased by approximately $62.0 million during the year ended December 31, 2016. As of December 31, 2016, the Company had NOL carryforwards for federal, state and local and foreign tax purposes of approximately $381.0 million, $320.2 million and $0.1 million, respectively. The NOL carryforwards will expire at various dates beginning in 2031 (federal), 2018 (state and local) and 2020 (foreign), unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of approximately $7.8 million and $6.3 million, respectively. The federal tax credits will expire at various dates beginning in 2031, unless previously utilized. The state tax credits do not expire and will carry forward indefinitely until utilized.

As a result of certain realization requirements of the accounting guidance for stock-based compensation expense, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2016 and 2015 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Approximately $38.4 million of federal NOLs and $24.3 million of state NOLs relate to stock-based compensation expense deductions in excess of book expense, the tax effect of which would be to credit additional paid-in capital if realized.

Current laws impose substantial restrictions on the utilization of NOLs and credit carryforwards in the event of an “ownership change” within a three-year period as defined by the Internal Revenue Code Section 382. If there should be an ownership change, the Company’s ability to utilize its carryforwards could be limited.

The Company has not recorded a provision for deferred U.S. tax expense that could result from the remittance of foreign undistributed earnings since the Company intends to reinvest the earnings of these foreign subsidiaries indefinitely. The amount of unrecognized deferred tax liability related to these earnings is insignificant.

The Company recorded unrecognized tax benefits for uncertain tax positions of approximately $3.5 million and $1.6 million as of December 31, 2016 and 2015, respectively, of which none would impact the effective tax rate, if recognized, since the benefit would be offset by an increase in the valuation allowance.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the year ended December 31, 2016, the Company recognized no interest and penalties associated with unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and foreign jurisdictions. The Company’s tax years for fiscal year end 2011 and forward are subject to examination by the U.S. tax authorities and various state tax authorities, and the Company’s tax years for fiscal year end 2013 and forward are subject to examination by various foreign tax authorities. As of December 31, 2016, the U.S. federal income tax returns for the tax year ended April 30, 2014 and the eight months ended December 31, 2014 were under examination.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2014	$997
Increases related to prior years’ tax positions	145
Increases related to current year’s tax positions	443

Balance as of December 31, 2015	1,585
Increases related to prior years’ tax positions	875
Increases related to current year’s tax positions	1,076

Balance as of December 31, 2016	$3,536

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

The Company has historically presented revenue by country, determined by location of sales office. As the Company continues to expand its international operations, presenting revenue by customer domicile would enhance the segment disclosure as it is more representative of the Company’s geographic revenue. The following table summarizes the Company’s revenue by customer domicile. Prior period amounts have been revised to conform with current presentation (in thousands):

	Years Ended December 31,
	2016	2015	2014
United States	$137,933	$105,842	$42,234
United Kingdom	21,025	3,815	1,865
Rest of world	25,503	12,287	1,949

Total revenue	$184,461	$121,944	$46,048

No individual country other than the United States and the United Kingdom accounted for more than 10 percent of total revenue during any of the periods presented.

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

15. RELATED PARTY TRANSACTIONS

In June 2011, the Company entered into a two-year commercial agreement with Yahoo!, a principal shareholder, that requires the Company to provide support subscription offerings and certain rights to technology, and the Company issued a preferred stock warrant to Yahoo!. The initial total contract value was $2.0 million and was being paid in quarterly installments of $250,000. In June 2013, the commercial agreement was amended to automatically renew for an additional year on an annual basis, unless otherwise terminated by either party 60 days prior to the end of the then-current renewal period. In December 2015, the commercial agreement was further amended to extend the current term until December 30, 2018, and thereafter, the commercial agreement will automatically renew for an additional year on an annual basis, unless otherwise terminated by either party 60 days prior to the end of the then-current renewal period. Refer to Note 10—“Stockholders’ Equity” for further discussion of the 2011 Yahoo! Warrant.

In February 2012, the Company entered into a development, distribution and marketing agreement with Teradata Corporation, which at that time was a significant shareholder. Under this and subsequent arrangements, the Company is providing support subscription and professional services to Teradata and certain of its end users. In April 2012, the Company received a nonrefundable prepayment of $9.5 million from Teradata as consideration for support subscription offerings and professional services expected to be performed by the Company through December 2016. In June 2015, the Company entered into an amendment to their prior agreement with Teradata and received a second prepayment of $1.5 million in August 2015 as consideration for support subscription offerings and professional services expected to be performed by the Company through December 2017. In September 2016, the Company entered into an amendment with Teradata and received a third prepayment of $1.5 million in the same month as consideration for support subscription offerings and professional services expected to be performed by the Company through December 2018. As of February 2, 2016, Teradata was no longer a Hortonworks shareholder and as such, was not considered to be a related party as of December 31, 2016.

In September 2013, the Company entered into a common stock purchase agreement with an affiliate of AT&T Inc. (“AT&T”) covering the sale and issuance of 390,269 shares of the Company’s stock for a nominal amount of consideration. The initial grant included restricted shares that were subject to repurchase rights by the Company. Fifty percent of the shares vested on an equal and ratable basis over an 18-month period beginning on October 1, 2013 and the remaining 50 percent of shares vested in their entirety on March 31, 2015. Concurrently, the Company also entered into a commercial agreement with AT&T to provide specified support subscription and professional services over a three-year term with a minimum annual fee of $6.0 million. Due to the lack of VSOE, this fee is being recognized ratably over the three-year term. The fair value of approximately $0.4 million related to the common shares where the repurchase right expired as of December 31, 2013 was recognized as contra-revenue. In January 2014, the Company entered into an amended stock purchase agreement with an affiliate of AT&T in which the Company relinquished its repurchase rights, at which point the fair value of the remaining shares was recognized as a reduction in revenue. The contra-revenue amount of $2.0 million was determined based on the fair value of the common stock on the date of modification of the stock purchase agreement. As of December 31, 2016, AT&T did not hold more than five percent of the Company’s outstanding common stock and therefore, the Company did not consider AT&T to be a related party.

In June 2014, the Company issued a warrant to purchase a number of shares of common stock in exchange for the amendment of certain rights held by Yahoo! under the Investors’ Rights Agreement to approve certain

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

corporate transactions involving the Company. The warrant became exercisable upon the consummation of the IPO at which point the fair value of the award was reclassified to equity. As of December 31, 2016, the warrant is exercisable for 476,368 shares of the Company’s common stock. The combined value of the initial measurement and the change in the fair value of this warrant of $5.4 million was recorded as other expense in the consolidated statement of operations for the year ended December 31, 2014.

In July 2014, the Company entered into a Series D preferred stock purchase agreement with Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”) covering the sale and issuance of 2,051,349 shares of the Company’s stock for a total of $50.0 million. Under this and subsequent arrangements, Hewlett Packard Enterprise resells the Company’s support subscription services. The Company receives a net percentage of the gross dollars collected from Hewlett Packard Enterprise’s end-user customers related to such support and professional services. For this related party arrangement, the Company did not record contra-revenue for the associated equity as the Series D preferred stock was issued at fair value. Hewlett Packard Enterprise was the former employer of the Company’s director Martin Fink until October 2016. As Martin Fink was no longer associated with Hewlett Packard Enterprise as of December 31, 2016, the Company no longer considers Hewlett Packard Enterprise to be a related party.

The following table summarizes the Company’s shares/warrants owned by entities that were related parties as of December 31, 2016, 2015 and 2014. See Note 10—“Stockholders’ Equity” for information regarding the terms of the 2011 Yahoo! Warrant and information regarding the terms of the stock warrant issued in 2014 (in thousands, except for share amounts):

	December 31, 2016
	Yahoo!
Shares/warrants owned by related party:
Common stock	3,845,806
Common stock warrants	3,726,368

	December 31, 2015
	Yahoo!	Teradata	AT&T	Hewlett Packard
Shares/warrants owned by related party:
Common stock	3,845,806	—	15,269	2,051,349
Common stock warrants	3,726,368	—	—	—

	December 31, 2014
	Yahoo!	Teradata	AT&T	Hewlett Packard
Shares/warrants owned by related party:
Common stock	3,845,806	2,895,742	390,269	2,051,349
Common stock warrants	3,726,368	—	—	—

For the years ended December 31, 2016, 2015 and 2014, the Company recognized revenue from sales to related parties net of contra-revenue of $2.6 million, $10.1 million and $2.8 million, respectively. As of December 31, 2016 and 2015, the Company’s deferred revenue from related parties was $1.6 million and $8.5 million, respectively, and accounts receivable from related parties was $1.6 million and $3.9 million, respectively. The Company’s payables due to related parties were immaterial as of December 31, 2016 and 2015.

The Company does not separately record routine cost of revenue and operating expenses on a per related party contract basis.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Based on this evaluation, as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Material Weakness and Remediation Activities

As disclosed in Item 9A on Form 10-K for the fiscal year ended December 31, 2015, we determined a review was not performed at a sufficiently detailed level to detect errors in recognition of revenue and deferred revenue for a subset of non-standard license transactions where renewal rates for post-contract support were stated upon commencement of the arrangement. Each of the transactions originated before we established and formalized Section 404 internal controls in July 2015.

The following remedial measures were taken with the oversight of management and the Audit Committee during 2016:

•	We have reinforced the usage of specific product codes to identify the non-standard license transactions;

•	We are continuing to track and monitor non-standard license transactions while also obtaining approvals from management for these transactions;

•	We have implemented multiple levels of review for non-standard license transactions relative to proper revenue recognition accounting treatment;

•	We have enhanced the documentation related to our identification and assessment of non-standard license transactions;

•	We added resources with related expertise to assist with preparation and review of the revenue recognition treatment documented for non-standard license transactions; and

•	We conducted discussions with external accounting experts on large amount and non-standard license transactions regarding revenue recognition treatment.

Given the remedial measures, testing of applicable controls and the determination that controls are designed and operating effectively, management has concluded that the material weakness previously identified has been remediated as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Consolidated Financial Statement Schedules

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

Hortonworks, the Hortonworks logo, HDCloud, HDP, HDF and SmartSense are trademarks or registered trademarks of Hortonworks, Inc. and its subsidiaries in the United States and other jurisdictions. Other service marks, trademarks and tradenames referred to in the Annual Report on Form 10-K are the property of their respective owners.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hortonworks, Inc.

Date: March 15, 2017	By:	/s/ Robert Bearden
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert Bearden Robert Bearden	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2017

/s/ Scott Davidson Scott Davidson	Chief Financial Officer (Principal Financial Officer)	March 15, 2017

/s/ Scott Reasoner Scott Reasoner	Vice President, Controller and Principal Accounting Officer (Principal Accounting Officer)	March 15, 2017

/s/ Paul Cormier Paul Cormier	Director	March 15, 2017

/s/ Peter Fenton Peter Fenton	Director	March 15, 2017

/s/ Martin Fink Martin Fink	Director	March 15, 2017

/s/ Kevin Klausmeyer Kevin Klausmeyer	Director	March 15, 2017

/s/ Jay Rossiter Jay Rossiter	Director	March 15, 2017

/s/ Michelangelo Volpi Michelangelo Volpi	Director	March 15, 2017

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-200044	3.2	November 10, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-200044	3.4	November 10, 2014

4.1	Form of common stock certificate of the Registrant.	S-1	333-200044	4.1	December 1, 2014

4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated July 23, 2014.	S-1	333-200044	4.2	December 1, 2014

4.3	Warrant to Purchase Shares of Series A Preferred Stock issued to Yahoo! Inc. by the Registrant, dated July 1, 2011.	S-1	333-200044	4.3	November 10, 2014

4.4	Warrant to Purchase Shares of Common Stock issued to Yahoo! Inc. by the Registrant, dated June 9, 2014.	S-1	333-200044	4.4	November 10, 2014

10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-200044	10.1	November 10, 2014

10.2#	2011 Stock Option and Grant Plan and forms of agreements thereunder.	S-1	333-200044	10.2	November 10, 2014

10.3#	Amended and Restated 2014 Stock Option and Incentive Plan and forms of agreements thereunder.	10-Q	001-36780	10.1	August 9, 2016

10.4.1#	Amended and Restated Employment Agreement by and between the Registrant and Robert Bearden, dated March 13, 2017.					X

10.4.2#	Amended and Restated Employment Agreement by and between the Registrant and Scott Davidson, dated December 12, 2016.					X

10.4.3#	Amended and Restated Employment Agreement by and between the Registrant and Raj Verma, dated March 13, 2017.					X

10.4.4#	Amended and Restated Form of Employment Agreement by and between the Registrant and other executive officers.					X

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.4.5#	Form of Letter Agreement re Post-Termination Option Exercise Period.	8-K	001-36780	10.2	June 19, 2015

10.5	Stadium Techcenter Lease between The Landing SC, LLC, as Landlord, and the Registrant, as Tenant, dated May 19, 2014.	S-1	333-200044	10.6	November 10, 2014

10.6†	Commercial Agreement, as amended, between the Registrant and Yahoo! Inc., dated June 21, 2011.	S-1	333-200044	10.7	November 10, 2014

10.7†	Amendment #3 to Commercial Agreement between the Registrant and Yahoo! Inc., dated December 29, 2015.	10-K	001-36780	10.7	March 15, 2016

10.8#	Restricted Stock Purchase Agreement by and between the Registrant and Shaun Connolly, dated December 27, 2011.	S-1	333-200044	10.9	November 10, 2014

10.9#	Amended and Restated 2014 Employee Stock Purchase Plan.	10-Q	001-36780	10.1	November 12, 2015

10.10#	Senior Executive Cash Incentive Bonus Plan.	S-1	333-200044	10.11	November 10, 2014

10.11#	Non-Employee Director Compensation Policy.	S-1	333-200044	10.12	November 10, 2014

10.12†	HDP for Microsoft Platforms Agreement between the Registrant and Microsoft Corporation, dated July 3, 2012.	S-1	333-200044	10.13	November 10, 2014

10.13	Credit Agreement, dated as of November 2, 2016, by and between Hortonworks, Inc. and Silicon Valley Bank.	8-K	001-36780	10.1	November 3, 2016

21.1	List of Subsidiaries.					X

23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm.					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101	The following materials from Hortonworks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.					X

#	Indicates management contract or compensatory plan, contract or agreement.
†	Confidential treatment requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
*

The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hortonworks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.