Form 10-Q
period 2017-03-31
Hortonworks, Inc.
filed 2017-05-09
CIK 1610532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of Registrant’s Common Stock outstanding as of May 2, 2017 was 63,999,670.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HORTONWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$60,933	$53,332
Short-term investments	22,438	31,764
Accounts receivable, net	68,043	82,368
Prepaid expenses and other current assets	9,589	4,831

Total current assets	161,003	172,295
Property and equipment, net	18,710	19,381
Long-term investments	—	4,084
Goodwill	34,333	34,333
Intangible assets, net	2,904	3,121
Other assets	2,367	1,306
Restricted cash	1,319	1,316

Total assets	$220,636	$235,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,987	$6,749
Accrued compensation and benefits	15,934	17,978
Accrued expenses and other current liabilities	12,533	11,752
Deferred revenue	142,279	129,840

Total current liabilities	177,733	166,319
Long-term deferred revenue	55,943	55,550
Other long-term liabilities	2,439	2,605

Total liabilities	236,115	224,474

Commitments and contingencies (Note 4)
Stockholders’ (deficit) equity:
Preferred stock, par value of $0.0001 per share—25,000,000 shares authorized; none issued or outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, par value of $0.0001 per share—500,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 62,851,736 shares issued and outstanding as of March 31, 2017 and 61,122,863 shares issued and outstanding as of December 31, 2016	7	7
Additional paid-in capital	743,393	714,960
Accumulated other comprehensive loss	(851)	(1,063)
Accumulated deficit	(758,028)	(702,542)

Total stockholders’ (deficit) equity	(15,479)	11,362

Total liabilities and stockholders’ equity	$220,636	$235,836

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Support subscription and professional services revenue:
Support subscription	$42,098	$27,634
Professional services	13,873	13,708

Total support subscription and professional services revenue	55,971	41,342
Cost of revenue:
Support subscription	6,156	4,901
Professional services	11,699	11,455

Total cost of revenue	17,855	16,356

Gross profit	38,116	24,986
Operating expenses:
Sales and marketing	50,219	42,083
Research and development	25,506	22,151
General and administrative	16,795	26,054

Total operating expenses	92,520	90,288

Loss from operations	(54,404)	(65,302)
Other expense, net	(199)	(295)

Loss before income tax expense	(54,603)	(65,597)
Income tax expense	232	155

Net loss	$(54,835)	$(65,752)

Net loss per share of common stock, basic and diluted	$(0.89)	$(1.26)

Weighted-average shares used in computing net loss per share of common stock, basic and diluted	61,848,383	52,067,608

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(54,835)	$(65,752)
Items of other comprehensive income:
Unrealized gain on investments, net of tax of $0 for all periods presented	5	56
Foreign currency translation adjustment	207	5

Total other comprehensive income	212	61

Total comprehensive loss	$(54,623)	$(65,691)

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,835)	$(65,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,058	1,478
Amortization of premiums from investments	115	284
Amortization of intangible assets	217	219
Stock-based compensation expense	23,375	29,442
Impairment of promissory note receivable and related interest receivable	—	717
Loss on early exit of lease	349	—
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	162	219
Provision for losses on accounts receivable	—	377
Other	76	(25)
Changes in operating assets and liabilities:
Accounts receivable	14,479	(11,147)
Prepaid expenses and other current assets	(4,812)	(3,468)
Other assets	(1,002)	(90)
Accounts payable	110	89
Accrued expenses and other current liabilities	586	335
Accrued compensation and benefits	(2,166)	303
Deferred revenue	12,513	11,686
Other long-term liabilities	(228)	(335)

Net cash used in operating activities	(9,003)	(35,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(73,754)
Proceeds from sales of investments	—	1,321
Proceeds from maturities of investments	13,300	22,199
Purchases of property and equipment	(1,218)	(2,359)

Net cash provided by (used in) investing activities	12,082	(52,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,343	4,612
Payment of contingent consideration related to an acquisition	—	(1,625)
Payments of capital lease liability	(90)	(25)
Payment of fees for line of credit	(26)	—
Proceeds from follow-on public offering, net of issuance costs	—	87,848

Net cash provided by financing activities	4,227	90,810

Effect of exchange rate changes on cash and cash equivalents	295	214
Net increase in cash and cash equivalents	7,601	2,763
Cash and cash equivalents—Beginning of period	53,332	35,748

Cash and cash equivalents—End of period	$60,933	$38,511

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$95	$3,260

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Hortonworks, Inc. (the “Company”) was incorporated in Delaware in 2011 and is an industry-leading innovator that creates, distributes and supports a new class of enterprise data management software solutions built on open source technology. The Company’s customers use the Company’s enterprise-scale “Connected Data Platforms” to build transformational data applications fueled by actionable intelligence from data in motion, information that flows over a network, such as the internet or corporate networks, and data at rest, information that is stored in digital form in a file system, database or other storage medium.

The Company’s data-at-rest solution, Hortonworks Data Platform (“HDP”™), is an enterprise-scale data management platform built entirely on open source software, including Apache™ Hadoop®. HDP combines computer servers with local storage and open source software technology to create a reliable distributed compute and storage platform for large data sets that is secure and scalable up to petabytes of data within thousands of servers or nodes. At the core of HDP is the next generation computing and resource management framework called Yet Another Resource Negotiator (“YARN”), which enables a centralized data architecture for batch, interactive and real-time workloads to be executed simultaneously on both a single cluster and data set with the comprehensive security, governance and operational services enterprise customers require. HDP integrates with existing data center technologies to support best-of-breed data architectures and enables the Company’s customers to collect, store, process and analyze increasing amounts of existing and new data types in a way that augments rather than replaces their existing data center infrastructures.

The Company’s data-in-motion solution, Hortonworks DataFlow (“HDF”™), is an enterprise-scale data ingest and stream processing platform built entirely on open source software, including Apache NiFi. HDF is complementary to HDP and accelerates the flow of data in motion into HDP to support full fidelity analytics. HDF is a real-time, integrated, secure and adaptive platform capable of ingesting any type of data in motion—from traditional data sources to new data types, such as sensor and machine data, server log data, clickstream data, geo-location data, social and sentiment data and other data generated by documents and other file types. HDF enables customers to collect, curate and analyze their data in motion in order to deliver real-time business insights and actionable intelligence.

In December 2014, the Company completed its initial public offering and concurrent private placement (collectively, the “IPO”). In February 2016, the Company completed a follow-on public offering of an aggregate of 9,688,750 shares of its common stock, including 1,263,750 additional shares sold pursuant to the full exercise of the option to purchase additional shares by the underwriters, at a public offering price of $9.50 per share. Net proceeds to the Company were approximately $87.7 million after deducting underwriting discounts and commissions and offering expenses.

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, except as otherwise disclosed, that are necessary for a fair statement of the Company’s results for the interim periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited financial statements for the year ended December 31, 2016, but does not include all disclosures required by U.S. GAAP as permitted by the applicable rules and regulations of the SEC regarding interim financial reporting. However, the Company believes the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Changes in Accounting Policies

The Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting on January 1, 2017. Under the new standard, the Company is permitted to make a one-time accounting policy election to either account for forfeitures as they occur or to estimate forfeitures. The Company elected to account for forfeitures as they occur.

The updated stock-based compensation expense and income tax accounting policies are as follows:

Stock-Based Compensation Expense

The Company recognizes compensation costs related to employee stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) and participation in the Company’s 2014 Employee Stock Purchase Plan (“ESPP”) based on the estimated fair value on the date of grant. The Company estimates the grant date fair value of options using the Black-Scholes option pricing model. The Company estimates the grant date fair value of RSUs and PSUs based upon the closing market price of the Company’s common stock on the grant date. The Company estimates fair value of each ESPP purchase at the beginning of the offering period using the Black-Scholes option pricing model. The respective grant date fair values of stock options, restricted stock, RSUs, PSUs and each ESPP purchase are recognized on a straight-line basis over the requisite service periods, which are the vesting periods.

The Company recognizes compensation costs related to restricted stock granted in connection with an acquisition based upon the fair market value of the underlying common shares.

The Company accounts for stock options and RSUs issued to non-employees based on the fair value of the awards as determined using the Black-Scholes option pricing model and the closing market price of the Company’s common stock, respectively. The fair value of stock options and RSUs granted to non-employees are remeasured each period as the stock options and RSUs vest, and the resulting change in value, if any, is recognized in the condensed consolidated statements of operations during the period the related services are performed.

PSUs allow the recipients of such awards to earn fully vested shares of the Company’s common stock upon the achievement of pre-established performance objectives. Stock-based compensation expense associated with PSUs is recognized when the performance objective is expected to be achieved. On a quarterly basis, the Company evaluates the performance criteria attainment. The cumulative effect on current and prior periods of a change in the estimated number of PSUs expected to be earned is recognized as compensation expense or as reduction of previously recognized compensation expense in the period of the revised estimate.

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

The Company accounts for excess tax benefits and tax deficiencies as income tax expense or benefit, treated as discrete items in the reporting period in which they occur, and recognizes previously unrecognized deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Other than the changes to the Company’s stock-based compensation expense and income taxes accounting policies, there have been no other material changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, the related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs regarding what may occur in the future given available information. Estimates, assumptions and judgments are used for, but are not limited to, revenue recognition, stock-based awards and warrants, accounting for income taxes, allowance for doubtful accounts, valuation and determination of other-than-temporary impairments of notes receivable and certain accrued liabilities. Actual results may differ from these estimates.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The standard requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, this new standard eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The ASU is effective for public companies for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not anticipate that ASU 2017-04 will have a material impact on its condensed consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that ASU 2017-01 will have a material impact on its condensed consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and non-public entities, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statements of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted the new standard as of January 1, 2017. As a result of adopting this standard, the Company made an accounting policy election to account for forfeitures as they occur. This change was applied on a modified retrospective basis, resulting in a cumulative-effect adjustment increasing accumulated deficit by $0.7 million as of January 1, 2017.

Prior to January 1, 2017, the Company recognized the excess tax benefits of stock-based compensation expense as additional paid-in capital, and tax deficiencies of stock-based compensation expense in the income tax provision or as additional paid-in capital to the extent that there were sufficient recognized excess tax benefits previously recognized. As a result of the prior requirement that excess tax benefits reduce taxes payable prior to be recognized as an increase in additional paid-in capital, the Company had not recognized certain deferred tax assets (all tax attributes such as loss or credit carryforwards) that could be attributed to tax deductions related to equity compensation in excess of compensation recognized for financial reporting.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Effective as of January 1, 2017, the Company adopted a change in accounting policy in accordance with the new standard to account for excess tax benefits and tax deficiencies as income tax expense or benefit, treated as discrete items in the reporting period in which they occur, and to recognize previously unrecognized deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The change was applied on a modified retrospective basis; no prior periods were restated as a result of this change in accounting policy.

The new standard also eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized as an increase in additional paid-in capital. Approximately $38.4 million of federal net operating losses and $24.4 million of state net operating losses (none of which were included in the deferred tax assets recognized in the condensed consolidated balance sheet as of December 31, 2016) have been attributed to tax deduction for stock-based compensation expense in excess of the related book expense. Under the new standard, these previously unrecognized deferred tax assets were recognized on a modified retrospective basis as of January 1, 2017. The U.S. federal and state net operating losses recognized as of January 1, 2017, as described above, have been offset by a valuation allowance. As a result, there was no tax-related cumulative-effect to accumulated deficit.

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

In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of January 1, 2017. The deferral results in the new revenue standard being effective for the Company as of January 1, 2018. Additional ASUs have been issued to amend or clarify the new standard as follows:

•

ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients was issued in May 2016. ASU 2016-12 amends the new revenue recognition standard to clarify the guidance on assessing collectability, measuring non-cash consideration, presenting sales taxes and certain transition matters.

•

ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing was issued in April 2016. ASU 2016-10 addresses implementation issues identified by the FASB-International Accounting Standards Board Joint Transition Resource Group (“TRG”) for Revenue Recognition concerning identifying performance obligations and accounting for licenses of intellectual property.

•

ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) was issued in March 2016. ASU 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal or agent designation.

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The Company is continuing to evaluate the impact of the new standard on its accounting policies, processes and system requirements. The Company has assigned internal resources in addition to the engagement of third-party service providers to assist in the evaluation and to provide periodic updates to management and the Audit Committee. Furthermore, the Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. While the Company continues to assess all potential impacts under the new standard, there is the potential for significant impacts to the timing and amount of support subscription and professional services revenue recognized, as well as the potential capitalization and amortization of contract acquisition costs.

Under current industry-specific software revenue recognition guidance, the Company has concluded it has not established vendor-specific objective evidence of fair value (“VSOE”) for support subscriptions and professional services offerings in multiple-element arrangements where support subscriptions are sold with professional services. The Company recognizes revenue on a ratable basis over the period beginning when both the support subscription and professional services have substantially commenced, and ending at the conclusion of the support subscription or professional services period, whichever is longer. The new standard, which does not retain the concept of VSOE, requires an evaluation of whether support subscriptions and professional services are distinct performance obligations, and therefore should be separately recognized as the respective performance obligations are satisfied based on the standalone selling price for each performance obligation, which may not be on a ratable basis. Depending on the outcome of the Company’s evaluation under the new standard, the timing of revenue recognition could change significantly for professional services bundled in multiple-element arrangements and currently recognized ratably due to lack of VSOE for support subscriptions. In particular, professional services revenue is likely to be recognized in an earlier period and over a shorter timeframe under the new standard compared to the Company’s current accounting policy under the existing standards and guidance.

As part of its preliminary evaluation, the Company has also considered the impact of the guidance in Accounting Standards Codification 340-40, Other Assets and Deferred Costs; Contracts with Customers, and the interpretations of the FASB TRG for Revenue Recognition from their November 7, 2016 meeting with respect to the capitalization and amortization of incremental costs of obtaining a contract (e.g., sales commissions). For contracts with an expected duration greater than one year, the new standard requires the capitalization of incremental costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided the Company expects to recover the costs. Such capitalized costs are then to be amortized on a systematic basis that is consistent with the transfer to the customer of the services to which such costs relate, and the amortization period may extend beyond the initial contract term if renewal commissions on expected renewals are not commensurate with the commission on the initial contract. Under the Company’s current accounting policy, incremental costs incurred to obtain a contract are expensed when incurred. Thus, the application of the new standard could result in a significant change to the Company’s current accounting policy for contract acquisition costs, which may result in the Company recognizing the expense for contract acquisition costs in a different period, and potentially over a longer period, compared to the Company’s current practice under the existing standards and guidance.

The Company is in the process of quantifying the impact of the new standard and related guidance. There have not been any significant updates to the Company’s implementation status as described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2017 that are of significance or potential significance to the Company, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

2. FAIR VALUE MEASUREMENTS

The following table summarizes the investments in available-for-sale securities (in thousands):

	March 31, 2017
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$2,051	$—	$(3)	$2,048
Certificates of deposit	960	—	—	960
Corporate notes and bonds	19,450	2	(22)	19,430

Total investments in available-for-sale securities	$22,461	$2	$(25)	$22,438

	December 31, 2016
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$2,072	$—	$—	$2,072
Certificates of deposit	960	—	—	960
Commercial paper	2,497	—	—	2,497
Corporate notes and bonds	30,347	4	(32)	30,319

Total investments in available-for-sale securities	$35,876	$4	$(32)	$35,848

The contractual maturities of investments in available-for-sale securities were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Gross Amortized Cost	Estimated Fair Value	Gross Amortized Cost	Estimated Fair Value
Due within one year	$22,461	$22,438	$31,792	$31,764
Due after one year through five years	—	—	4,084	4,084

Total investments in available-for-sale securities	$22,461	$22,438	$35,876	$35,848

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2017
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$23,050	$—	$23,050
Short-term investments:
U.S. government securities	—	2,048	2,048
Certificates of deposit	—	960	960
Corporate notes and bonds	—	19,430	19,430

Total financial assets	$23,050	$22,438	$45,488

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2016
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$24,533	$—	$24,533
Short-term investments:
U.S. government securities	—	2,072	2,072
Certificates of deposit	—	960	960
Commercial paper	—	2,497	2,497
Corporate notes and bonds	—	26,235	26,235
Long-term investments:
Corporate notes and bonds	—	4,084	4,084

Total financial assets	$24,533	$35,848	$60,381

Where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value. This pricing methodology applies to Level 1 investments, which are composed of money market funds. If quoted prices in active markets for identical assets are not available, then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable, either directly or indirectly. These investments are included in Level 2 and consist of U.S. government securities, certificates of deposit, commercial paper and corporate notes and bonds. Commercial paper is valued using market prices, if available, adjusting for accretion of the purchase price to face value at maturity. The carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits and accrued expenses and other current liabilities approximate fair value.

The Company entered into a three-year, $2.5 million promissory note receivable with a third-party service provider in February 2015, which bears interest at four percent per annum. The promissory note receivable was valued on a non-recurring basis and was classified as held-to-maturity within long-term investments. During the year ended December 31, 2016, the Company recognized an impairment charge of $2.7 million in operating expenses related to the promissory note and related interest receivable. During the fourth quarter of 2016, the Company determined that it was probable the promissory note and related interest receivable were unrecoverable due to the Company’s estimate of the third-party service provider’s illiquidity and unfavorable rate of cash use.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company did not make any transfers between Level 1 or Level 2 investments.

Gross unrealized gains and losses were not material as of March 31, 2017 and December 31, 2016. Realized gains and losses were not material for the three months ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016, there were no securities that were in an unrealized loss position for more than 12 months.

3. INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$4,395	$(1,491)	$2,904

Intangible assets, net	$4,395	$(1,491)	$2,904

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$4,395	$(1,274)	$3,121

Intangible assets, net	$4,395	$(1,274)	$3,121

For both the three months ended March 31, 2017 and 2016, the Company recognized amortization expense for intangible assets of $0.2 million in operating expenses. Based on the net carrying amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2017 and each of the succeeding years is as follows: nine months ending December 31, 2017: $0.6 million; 2018: $0.9 million; 2019: $0.9 million; and 2020: $0.5 million.

4. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has a number of operating lease agreements primarily involving office space and data center equipment. These leases are non-cancelable with original lease periods up to 15 years, which expire between 2017 and 2031. Some of these operating lease agreements have free or adjustable rent provisions. Lease expense is recognized on a straight-line basis over the lease term. The Company subleases some excess capacity to subtenants under non-cancelable operating leases.

Rent expense incurred under operating leases was $2.4 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively.

Capital Leases

The Company entered into various capital lease agreements beginning in April 2014 to obtain network equipment and for equipment installed at its data center. As of both March 31, 2017 and December 31, 2016, capital lease obligations were $0.7 million. Interest expense related to capital leases was immaterial for both the three months ended March 31, 2017 and 2016.

Property and equipment under the capital leases was $0.5 million as of both March 31, 2017 and December 31, 2016. Accumulated amortization on these assets was $0.2 million as of both March 31, 2017 and December 31, 2016.

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

On February 29, 2016, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of California, captioned Monachelli v. Hortonworks, Inc., Case No. 3:16-cv-00980-SI. The lawsuit names as defendants the Company, Robert G. Bearden, and Scott J. Davidson. Plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly making materially false and misleading statements regarding the Company’s business and operations. On June 1, 2016, the court entered an order appointing a lead plaintiff and lead counsel. On July 28, 2016, the lead plaintiff and another named plaintiff filed an amended complaint seeking to represent a class of persons who purchased or otherwise acquired Hortonworks’ securities between August 5, 2015 and January 15, 2016, inclusive, and seeking class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On December 5, 2016, the court granted defendants’ motion to dismiss the amended complaint, with leave to amend. The parties thereafter engaged in settlement negotiations and have agreed to a class-wide settlement that would not have a material effect on the Company’s financial statements. On April 28, 2017, the Court held a hearing to address preliminary approval of the settlement.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

On April 13, 2017, a derivative action was filed in the Court of Chancery of the State of Delaware, captioned Steinberg v. Bearden, et al., Case No. 2017-0286-AGB, purportedly on behalf of the Company against certain of the Company’s directors and executive officers. The derivative complaint alleges that the defendants breached their fiduciary duties to the Company and allegedly made false or misleading statements regarding the Company’s business and operations. The derivative action includes claims for, among other things, unspecified damages in favor of the Company, corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the derivative plaintiffs, including attorneys’ fees. Because the action is in the early stages of the litigation process, the Company is unable to assess whether any loss or adverse effect on its financial condition is probable or remote or to estimate the range of potential loss, if any.

5. DEBT

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

The Credit Agreement contains customary reporting, affirmative and negative covenants, including negative covenants imposing limitations on, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, grant liens, consummate asset sales, make certain investments and declare or make dividends or repurchase its stock. It also contains certain financial covenants that require the Company to maintain a minimum trailing consolidated adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a minimum adjusted quick ratio. In addition, the Company is required to maintain a balance of at least $10.0 million on account with the Bank.

As of March 31, 2017, the Company had no borrowings outstanding under the Credit Agreement and was in compliance with all financial covenants.

6. STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock

Each share of common stock is entitled to one vote for matters to be voted on by the stockholders of the Company. The holders of common stock are also entitled to receive dividends whenever declared by the Board of Directors from legally available funds. The Company has not paid a dividend since its inception, and has no current plans to do so.

2011 Stock Option and Grant Plan

In December 2014, in connection with the closing of the Company’s IPO, the Hortonworks, Inc. 2011 Stock Option and Grant Plan (the “2011 Plan”) was terminated and shares authorized for issuance under the 2011 Plan were canceled (except for those shares reserved for issuance upon exercise of outstanding stock options). As of March 31, 2017, options to purchase 6,178,205 shares of common stock were outstanding under the 2011 Plan pursuant to their original terms and no shares were available for future grant.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

As of March 31, 2017, options to purchase shares of stock, RSUs, PSUs and restricted stock covering an aggregate of 12,748,482 shares of common stock were outstanding under the Amended 2014 Plan.

On January 1, 2017, the shares reserved for issuance under the Amended 2014 Plan increased by 3,071,470, resulting in 22,342,530 total shares reserved for issuance under the Amended 2014 Plan as of March 31, 2017, of which 5,892,336 shares remained available for issuance.

2014 Employee Stock Purchase Plan

The Company’s ESPP was adopted and approved by the Company’s Board of Directors in September 2014, was adopted and approved by the Company’s stockholders in November 2014, and was amended in August 2015, to allow employees of certain of the Company’s non-U.S. subsidiaries to participate in the ESPP. The ESPP initially reserved and authorized the issuance of up to a total of 2,500,000 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2015, by the lesser of (i) 1,000,000 shares of common stock, (ii) one percent of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or (iii) such lesser number of shares as determined by the ESPP administrator. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. On January 1, 2017, the shares reserved for issuance increased by 614,294 resulting in total shares reserved for issuance under the ESPP of 4,006,767 as of March 31, 2017, of which 2,519,445 remained available for purchase.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

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

As of March 31, 2017, there was $0.9 million of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.43 years.

Stock Options

A summary of information related to stock options for the three months ended March 31, 2017 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding—December 31, 2016	7,430,094	$9.81	6.73	$16,523
Options granted	—	—
Options exercised	(267,685)	3.27
Options canceled/forfeited	(253,100)	15.68

Outstanding—March 31, 2017	6,909,309	$9.85	6.57	$20,155

Vested and expected to vest—March 31, 2017	6,909,309	$9.85	6.54	$20,155

Exercisable—March 31, 2017	5,180,074	$8.60	6.32	$18,706

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised for the three months ended March 31, 2017 and 2016 was $1.8 million and $4.7 million, respectively.

Restricted Stock

A summary of information related to restricted stock for the three months ended March 31, 2017 is presented below:

	Number of Shares Issued Outside the Stock Plans	Weighted-Average Grant Date Fair Value Per Share (*)
Unvested balance—December 31, 2016	275,835	$23.76
Granted	—	—
Vested	—	—
Canceled/forfeited	—	—

Unvested balance—March 31, 2017	275,835	$23.76

(*)

The weighted-average grant date fair value per share relates to 1,424,946 shares of restricted stock paid as part of the acquisition of Onyara, Inc., of which 275,835 shares are unvested as of March 31, 2017.

No restricted stock was granted or vested during the three months ended March 31, 2017. The fair value of the restricted stock vested during the three months ended March 31, 2016 was $1.4 million.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2017, there was $16.7 million of unrecognized stock-based compensation expense related to unvested stock options and restricted stock to be recognized over a weighted-average period of 1.51 years.

Restricted Stock Units and Performance Stock Units

A summary of information related to RSUs and PSUs for the three months ended March 31, 2017 is presented below:

	Number of Shares Issued Under Stock Plans	Weighted-Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2016	11,261,011	$13.21
Granted	2,247,128	9.16
Vested	(910,072)	11.34
Canceled/forfeited	(580,689)	13.85

Unvested balance—March 31, 2017	12,017,378	$12.57

The fair value of the RSUs and PSUs that vested during the three months ended March 31, 2017 and 2016 was $9.1 million and $62,000, respectively.

As of March 31, 2017, there was $105.1 million of unrecognized stock-based compensation expense related to RSUs and PSUs to be recognized over a weighted-average period of 1.62 years.

Restricted Stock and Stock Options Subject to Repurchase

The 2011 Plan allowed for the granting of options that may be exercised before the options have vested. Shares issued as a result of early exercise and shares that had not vested are deemed to be restricted stock and are subject to a vesting schedule identical to the vesting schedule of the related restricted stock and options, as well as certain other restrictions. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services at the price paid by the purchaser, and are not deemed to be issued for accounting purposes until those related shares vest. The amounts received in exchange for these shares have been recorded as a liability on the accompanying condensed consolidated balance sheets and will be reclassified into common stock and additional paid-in capital as the shares vest. The Company’s right to repurchase these shares generally lapses with respect to 1/48 of the original grant amount per month over four years.

The number of shares of restricted stock and early exercised options to purchase common stock outstanding subject to the Company’s right of repurchase as of March 31, 2017 and December 31, 2016 was 25,656 and 30,708, respectively, which had repurchase prices ranging from $8.46 to $14.22 per share. The liability for shares subject to repurchase as of March 31, 2017 and December 31, 2016 was $0.3 million and $0.4 million, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense, including stock-based compensation expense to non-employees, by category was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$1,410	$1,358
Sales and marketing	7,466	5,619
Research and development	9,878	7,804
General and administrative	4,621	14,661

Total stock-based compensation expense	$23,375	$29,442

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

In February 2016, one of the executives of the Company voluntarily canceled a stock option to purchase 1,185,000 shares. As a result, the Company recognized in general and administrative expense a stock-based compensation expense of $10.0 million during the three months ended March 31, 2016.

Warrants

In July 2011, the Company issued a warrant to purchase 6,500,000 shares of Series A preferred stock at an exercise price of $0.005 per share. The warrant was issued to Yahoo! Inc. (“Yahoo!”) in connection with the Company’s Series A financing and the transactions contemplated thereby, including commercial agreements with Yahoo! providing for support subscription offerings and certain rights to technology. As of March 31, 2017, the warrant was exercisable into 3,250,000 shares of common stock.

In June 2014, the Company issued to Yahoo! a warrant to purchase a number of shares of common stock up to one percent of the sum of (i) 45,585,496, plus (ii) the number of shares of Series D preferred stock or shares of such stock issuable upon exercise of warrants to purchase such stock (on an as converted to common stock basis) issued or issuable upon exercise of warrants to purchase Series D preferred stock that were sold, if any, by the Company during the period commencing on June 9, 2014 and ending immediately prior to the occurrence of a corporate event at an exercise price of $8.46 per share. As of March 31, 2017, the warrant was exercisable into 476,368 shares of common stock.

Each warrant expires nine years from the date of issuance. The warrants vested upon consummation of the Company’s IPO in December 2014. As of March 31, 2017, neither warrant had been exercised into shares of common stock.

7. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less restricted common stock and common stock issued that is subject to repurchase, and excludes any dilutive effects of share-based awards. Diluted net loss per share of common stock is computed giving effect to all potential dilutive common shares. As the Company had net losses for the three months ended March 31, 2017 and 2016, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Net loss	$(54,835)	$(65,752)

Weighted-average shares used in computing net loss per share of common stock	61,848,383	52,067,608

Net loss per share, basic and diluted	$(0.89)	$(1.26)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented since including them would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Common stock warrants	3,250,000	3,250,000
Exercise and conversion of common stock warrants	476,368	476,368
Common stock subject to repurchase	25,656	245,551
Outstanding stock options	6,909,309	9,642,652
Unvested restricted stock, RSUs and PSUs	12,293,213	8,384,146
Estimated ESPP shares to be issued	124,601	60,448

Total	23,079,147	22,059,165

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. INCOME TAXES

The effective tax rate for the three months ended March 31, 2017 was (0.4) percent compared to (0.2) percent for the same period of 2016. The income tax expense for the three months ended March 31, 2017 and 2016 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences and full valuation allowance against net deferred tax assets.

9. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company’s chief operating decision maker reviews financial information on a consolidated basis for the purposes of allocating resources and evaluating financial performance. The Company’s chief operating decision maker has direct reports responsible for various functions within the Company (e.g., business strategy, finance, legal, business development, products, etc.) on a consolidated basis. There are no segment managers who are held accountable for operations or operating results. The Company’s primary growth strategy is predicated upon the growth of the support subscription business, and the Company’s key business metrics reflect this strategy. Professional services are offered with the overall goal of securing and retaining support subscription customers and growing support subscription revenue. Accordingly, management has determined the Company operates in one reportable segment.

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

	Three Months Ended March 31,
	2017	2016
United States	$42,013	$32,927
Rest of world	13,958	8,415

Total revenue	$55,971	$41,342

The Company’s long-lived assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission. This discussion contains statements that are not historical in nature, are predictive, that depend upon or refer to future events or conditions or contain forward-looking statements. Such statements are based upon current expectations that involve risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Various factors could cause or contribute to such a difference, including, but not limited to, those identified below and discussed in Item 1A—“Risk Factors” and in other parts of this quarterly report.

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

Our data-at-rest solution, Hortonworks Data Platform (“HDP”), is an enterprise-scale data management platform built entirely on open source software, including Apache Hadoop. HDP combines computer servers with local storage and open source software technology to create a reliable distributed compute and storage platform for large data sets that is secure and scalable up to petabytes of data within thousands of servers or nodes. At the core of HDP is the next generation computing and resource management framework called Yet Another Resource Negotiator (“YARN”), which enables a centralized data architecture for batch, interactive and real-time workloads to be executed simultaneously on both a single cluster and data set with the comprehensive security, governance and operational services enterprise customers require. HDP integrates with existing data center technologies to support best-of-breed data architectures and enables our customers to collect, store, process and analyze increasing amounts of existing and new data types in a way that augments rather than replaces their existing data center infrastructures.

Our data-in-motion solution, Hortonworks DataFlow (“HDF”), is an enterprise-scale data ingest and stream processing platform built entirely on open source software, including Apache NiFi. HDF is complementary to HDP and accelerates the flow of data in motion into HDP to support full fidelity analytics. HDF is a real-time, integrated, secure and adaptive platform capable of ingesting any type of data in motion—from traditional data sources to new data types such as sensor and machine data, server log data, clickstream data, geo-location data, social and sentiment data and other data generated by documents and other file types. HDF enables customers to collect, curate and analyze their data in motion in order to deliver real-time business insights and actionable intelligence.

We employ a differentiated strategic approach in that we are committed to continuously driving innovation and market adoption of Apache Hadoop, Apache NiFi and associated open source technologies within the Apache Software Foundation open source ecosystem. We do this by sharing all of our product development with the open source community in order to further advance open source technology development and functionality, which is ultimately consumed by enterprise customers of all types and sizes. We distribute the HDP and HDF software under the Apache open source license in order to provide broad rights for recipients of the software to use, copy, modify and redistribute the software. Consistent with our open source approach, we generally make HDP and HDF available free of charge.

We generate revenue predominantly by selling support subscription offerings and professional services. Our support subscription agreements are typically annual arrangements, but we also have customers with multi-year arrangements. On occasion, we sell engineering services as well as a premium subscription agreement that provides customers with development input and the opportunity to work more closely with our developers. We price our support subscription offerings based on the number of servers in a cluster, or nodes, core or edge devices, data under management and/or the scope of support provided. Accordingly, our support subscription revenue varies depending on the scale of our customers’ deployments and the scope of the support agreement. Professional services revenue is derived from consulting services engagements and training services. Our consulting services are provided primarily on a time and materials basis, and to a lesser extent, a fixed fee basis, and training services are priced based on attendance. The growth of our total revenue is dependent upon (i) new customer acquisition, (ii) expansion of sales within our existing customers, (iii) the annual renewal of our support subscription agreements by our existing support subscription customers and (iv) professional services fees from consulting and training. Our revenue is subject to fluctuations based upon our success in addressing these factors but may also be impacted by the revenue recognition requirements of our multiple-element customer arrangements. Our early growth strategy has been aimed at acquiring customers for our support subscription offerings via a direct sales force and delivering consulting services.

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

Our ability to successfully implement these strategies is subject to challenges, risks and uncertainties. In our efforts to achieve profitability, we have placed and will continue to place an emphasis on investing within our support subscription sales efforts to try to drive increased revenue in both support subscriptions and professional services. If these support subscription sales efforts are not successful, due to unsuccessful execution, increased competition, or other factors, we will find it difficult to add new support subscription customers, and our revenue will not grow as quickly as we would like, and may decline. In addition, our longer-term strategy of leveraging our partners to provide an increasing proportion of professional services to our customers presents certain challenges. This strategy requires us to make upfront expenditures and devote time and attention to cultivating relationships. If we are unable to identify and engage suitable partners that are able to provide such services, or if our partners are unable to provide professional services at the quality level that our customers expect, we may not be able to achieve this transition as quickly as we would like, or at all. We expect that our ability to successfully implement this strategy will have a material impact on whether we can achieve profitability, due to the difference in gross margins on our support subscriptions versus our professional services. If the percentage of our total revenue that comes from professional services does not decrease over time as we expect, or if our subscription revenue does not continue to grow, then our ability to achieve profitability will be negatively impacted. In addition, as we have not established vendor-specific objective evidence of fair value (“VSOE”) for professional services offerings, our results of operations could fluctuate significantly from period to period in ways that do not correlate with our underlying professional service business performance through at least the end of fiscal year 2017. Effective January 1, 2018, we will be adopting Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), the effects of which we are continuing to evaluate. See Note 1—“Description of Business and Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements for more information.

We have achieved significant growth in recent periods. Our revenue for the three months ended March 31, 2017 and 2016 was $56.0 million and $41.3 million, respectively. We incurred net losses for the three months ended March 31, 2017 and 2016 of $54.8 million and $65.8 million, respectively. We have reduced our cash used in operating activities to $9.0 million from $35.7 million in the three months ended March 31, 2017 and 2016, respectively.

Key Factors Affecting Our Performance

Support Subscription Customers. Growth of our revenue from our support subscription offerings is driven by agreements with new support subscription customers, renewals of existing support subscription agreements and increased revenue from existing support subscription customers who are expanding their usage of our Connected Data Platform. The number of agreements with new support subscription customers signed may vary from period to period for several reasons, including the length of our sales cycle, the effectiveness of our sales and marketing efforts and overall adoption of enterprise data management software solutions built on open source technology. The contract value of our support subscriptions with individual support subscription customers varies substantially among customers, and our results of operations may fluctuate from period to period depending on the timing and composition of particular large support subscriptions including engineering services or premium subscription agreements that provide a customer with development input and the opportunity to work more closely with our developers. Our results of operations may also fluctuate, in part, due to the resource-intensive nature of our sales efforts, the length and variability of the sales cycle of our support subscription offerings and the difficulty in making short-term adjustments to our operating expenses based upon deviations from forecasted sales productivity or expectations. The length of our sales cycle from initial evaluation to payment for our support subscription offerings is generally six to nine months, but can extend to one year or more for some customers. In addition, our professional services engagements relate to both initial new support subscription customer deployments and the expansion of existing customers who are seeking to increase their use of these services.

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

Investing for Growth. We will continue to focus on long-term growth. We believe that our market opportunities (HDP and HDF) are large and underpenetrated, and we will continue to invest significantly in sales and marketing to grow our customer base, expand within existing support subscription customers and grow internationally to drive additional revenue. We also expect to invest in research and development to enhance HDP, HDF, Azure HDInsight, Hortonworks Data Cloud for Amazon Web Services, Apache Hadoop and other key Apache Open Source projects, including Apache NiFi. To enable our growth, we plan to further invest in other operational and administrative functions including, but not limited to, our customer support organization that provides the basis for customer retention and further expansion. We expect to continue to use the proceeds from our initial public offering (“IPO”), the concurrent private placement and our follow-on public offering to fund these growth strategies and do not expect to be profitable in the near future. We also intend to leverage business partners for the delivery of professional services. We believe that our sales and marketing, research and development and general and administrative costs will decrease as a percentage of revenue in the long term as we are able to reach economies of scale and achieve process improvements and other operational efficiencies. With this increased operating leverage, we expect our gross and operating margins to increase in the long term.

Revenue Recognition Policies. We enter into sales arrangements pursuant to which we provide support subscription and/or professional services offerings. On occasion, we sell engineering services as well as a premium subscription offering which allows a higher level of access and development input. Pursuant to software revenue recognition rules under U.S. GAAP, for arrangements providing both support subscription and professional services offerings, we typically recognize as revenue the entire arrangement fee ratably over the subscription period once the support subscription and professional services have commenced. The appropriate timing of revenue recognition must be evaluated on an arrangement-by-arrangement basis. The costs associated with our support subscription and professional services revenue are expensed as we incur the delivery costs. However, in many cases, the related revenue is deferred and recognized ratably over a later period. Thus, during times of rapid customer growth and accompanying delivery of professional services, our gross margin is expected to be negatively impacted under current U.S. GAAP through December 31, 2017. We will adopt ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018, the effects of which we are continuing to evaluate. See Note 1—“Description of Business and Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements for more information.

Key Business Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key business metrics include the following:

Dollar-Based Net Expansion Rate. We believe that our ability to retain our customers and expand their support subscription revenue over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of nodes, data under management and/or the scope of the support subscription agreements. We calculate dollar-based net expansion rate as of a given date as the aggregate annualized subscription contract value as of that date from those customers that were also customers as of the date 12 months prior, divided by the aggregate annualized subscription contract value from all customers as of the date 12 months prior. We calculate annualized support subscription contract value for each support subscription customer as the total subscription contract value as of the reporting date divided by the number of years for which the support subscription customer is under contract as of such date. We report the trailing four-quarter average dollar-based net expansion rate as of each period end. The dollar-based net expansion rate as of March 31, 2017 and December 31, 2016 was 123 percent and 131 percent, respectively.

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

Total Support Subscription Customers. We believe total support subscription customers is a key indicator of our market penetration, growth and future revenue. In order to grow our customer base, we have aggressively invested in and intend to continue to invest in our direct sales team, as well as to pursue additional partnerships within our indirect sales channel. We generally define a support subscription customer as an entity with an active support subscription as of the measurement date. In situations where there are multiple contracts with multiple subsidiaries or divisions, universities, or governmental organizations of a single entity, the entity is counted once. Our total support subscription customer count was over 1,100 as of March 31, 2017.

Components of Results of Operations

Revenue

We generate revenue primarily through selling support subscription offerings and consulting and/or training services to our enterprise customers. On occasion, we sell engineering services as well as premium subscription offerings that provide customers with development input and the opportunity to work more closely with our developers. When a support subscription is sold separately, we recognize revenue on a ratable basis over the support subscription term. When consulting and/or training is sold separately, we recognize revenue as the services are performed. We have multiple-element arrangements with many of our enterprise customers which include support subscriptions sold together with professional services. We have not established VSOE for our support subscriptions and professional services offerings. Accordingly, for our multiple-element arrangements, we generally recognize revenue on a ratable basis over the period beginning when both the support subscription and professional services have commenced, and ending at the conclusion of the support subscription or professional services period, whichever is longer.

Cost of Revenue

Cost of support subscription revenue consists primarily of personnel costs (including cash compensation, benefits and stock-based compensation expense) for employees, including support engineers, associated with our support subscription offerings mainly related to technology support and allocated shared costs. Cost of professional services revenue consists primarily of personnel costs (including cash compensation, benefits and stock-based compensation expense) for employees and fees to subcontractors associated with our professional service contracts, travel costs and allocated shared costs.

We allocate shared costs such as rent, information technology and employee benefits to all departments based on headcount. As such, allocated shared costs are reflected in cost of revenue and each operating expense category. Cost of revenue for support subscription and professional services is expensed as incurred.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs (including cash compensation, commissions, benefits and stock-based compensation expense) for our sales and marketing employees. In addition, sales and marketing expenses include the cost of advertising, online marketing, promotional events, corporate communications, product marketing and other brand-building activities, plus allocated shared costs. We expect our sales and marketing expenses to continue to increase for the foreseeable future as we continue to invest in our selling and marketing activities, build brand awareness, attract new customers and sponsor additional marketing events. However, we expect our sales and marketing expenses to decrease as a percentage of our total revenue over the long term.

Research and Development. Research and development expenses consist primarily of personnel costs (including cash compensation, benefits and stock-based compensation expense) for our research and development employees, costs associated with subcontractors and equipment lease expenses, plus allocated shared costs. Our research and development expenses include costs for development related to the distribution of our solutions, including security updates, fixes, functionality enhancements, upgrades to the technology and new versions of the software, quality assurance personnel, technical documentation personnel and at times, expenses related to engineering resources for our subscription and professional services offerings. We expect to continue to focus our research and development efforts on enhancing and adding new features and functionality to our offerings. As a result, we expect our research and development expenses to continue to increase for the foreseeable future. However, we expect our research and development expenses to decrease as a percentage of our total revenue over the long term.

General and Administrative. General and administrative expenses consist primarily of personnel costs (including cash compensation, benefits and stock-based compensation expense) for our executive, finance, human resources, IT, legal and other administrative employees. In addition, general and administrative expenses include fees for third-party professional services, including consulting, accounting and legal services and other corporate expenses and allocated overhead. Excluding the impact of the accelerated recognition of $10.0 million related to one of our executives’ voluntary cancellation of stock options to purchase 1,185,000 shares in 2016, we expect our general and administrative expenses to continue to increase for the foreseeable future as we continue to invest in the growth of our business and incur expenses related to implementation efforts of the new revenue recognition standards. However, we expect our general and administrative expenses to decrease as a percentage of our total revenue over the long term.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Support subscription and professional services revenue:
Support subscription	$42,098	$27,634
Professional services	13,873	13,708

Total support subscription and professional services revenue	55,971	41,342
Cost of revenue:
Support subscription	6,156	4,901
Professional services	11,699	11,455

Total cost of revenue	17,855	16,356

Gross profit	38,116	24,986
Operating expenses:
Sales and marketing	50,219	42,083
Research and development	25,506	22,151
General and administrative	16,795	26,054

Total operating expenses	92,520	90,288

Loss from operations	(54,404)	(65,302)
Other expense, net	(199)	(295)

Loss before income tax expense	(54,603)	(65,597)
Income tax expense	232	155

Net loss	$(54,835)	$(65,752)

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
Support subscription and professional services revenue:
Support subscription	$42,098	$27,634	52%
Professional services	13,873	13,708	1

Total support subscription and professional services revenue	$55,971	$41,342	35%

Support subscription revenue increased by $14.5 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to sales of additional support subscriptions to our existing customers as well as growth in our support subscription customer base.

Professional services revenue increased $0.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Cost of Revenue

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
Cost of revenue:
Cost of support subscription	$6,156	$4,901	26%
Cost of professional services	11,699	11,455	2

Total cost of revenue	$17,855	$16,356	9%

Cost of support subscription revenue increased $1.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily attributable to a $1.1 million increase in employee-related expenses as a result of an increase in headcount primarily to support new customer growth.

Cost of professional services revenue increased $0.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily attributable to an increase in employee-related expenses as a result of an increase in staffing for customer engagements.

Sales and Marketing

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
Sales and marketing	$50,219	$42,083	19%

Sales and marketing expenses increased $8.1 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was attributable to an increase in employee-related expenses of $7.2 million, which included $1.8 million of stock-based compensation expense, primarily related to restricted stock units (“RSUs”) granted to new employees.

Research and Development

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
Research and development	$25,506	$22,151	15%

Research and development expenses increased $3.4 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was attributable to an increase in employee-related expenses of $2.9 million, which included $2.1 million of stock-based compensation expense, primarily related to RSUs granted to existing employees.

General and Administrative

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
General and administrative	$16,795	$26,054	(36)%

General and administrative expenses decreased $9.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily attributable to a decrease in employee-related expenses of $9.4 million, which included a $10.0 million decrease of stock-based compensation expense due to the accelerated recognition of $10.0 million of expense related to one of our executives’ voluntary cancellation of stock options to purchase 1,185,000 shares in February 2016 for which there was no similar expense in the three months ended March 31, 2017. Within general and administrative expenses, there was also an increase in outside services expenses of $0.8 million primarily related to the implementation efforts of new revenue recognition standards which was partially offset by a decrease in expense related to a $0.7 million impairment charge on our promissory note and related interest receivable recognized during the three months ended March 31, 2016 for which there was no similar expense in the three months ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2017, our principal sources of liquidity were cash and cash equivalents and investments totaling $83.4 million, compared to $89.2 million at December 31, 2016, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds, and our short-term investments are comprised primarily of U.S. government securities, certificates of deposit, commercial paper and corporate notes and bonds.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash used in operating activities	$(9,003)	$(35,668)
Cash provided by (used in) investing activities	12,082	(52,593)
Cash provided by financing activities	4,227	90,810

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

After our net loss of $54.8 million was adjusted to exclude non-cash items, operating activities used $9.0 million of cash during the three months ended March 31, 2017. Significant non-cash items included stock-based compensation expense of $23.4 million and depreciation and amortization expense of $2.4 million. Changes in our operating assets and liabilities resulted in net cash generated of $19.5 million and were primarily related to a decrease in accounts receivable of $14.5 million due to the timing of customer collections and an increase of $12.5 million in deferred revenue as a result of growth in our support subscription customer base, coupled with our ratable revenue recognition of professional services revenue due to our lack of VSOE for support subscriptions and professional services offerings. Offsetting these cash generating items within operating assets and liabilities for the three months ended March 31, 2017 were increases in prepaid expenses and other current assets and other assets of $4.8 million and $1.0 million, respectively, in addition to a decrease in accrued compensation and benefits of $2.2 million.

After our net loss of $65.8 million was adjusted to exclude non-cash items, operating activities used $35.7 million of cash during the three months ended March 31, 2016. Significant non-cash items included stock-based compensation expense of $29.4 million which was primarily due to an increase in headcount and the accelerated recognition of $10.0 million in stock-based compensation expense related to one of our executives’ voluntary cancellation of stock options to purchase 1,185,000 shares in February 2016. Non-cash items also included depreciation and amortization expense of $2.0 million and an impairment charge on our promissory note and related interest receivable of $0.7 million. Changes in our operating assets and liabilities resulted in net cash utilized of $2.6 million due to an increase in accounts receivable and prepaid expenses and other current assets of $11.1 million and $3.5 million, respectively, offset partially by an increase of $11.7 million in deferred revenue as a result of growth in our support subscription customer base, coupled with our ratable revenue recognition of professional services revenue due to our lack of VSOE for support subscriptions and professional services offerings. The increase in prepaid expenses and other current assets of $3.5 million was due in part to the purchase of software licenses and expenses related to the annual DataWorks Summit/Hadoop Summit conferences during the three months ended March 31, 2016.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2017 was $12.1 million. The primary inflow of cash associated with investing activities was related to the maturity of investments of $13.3 million which was offset by purchases of property and equipment of $1.2 million during the three months ended March 31, 2017.

Cash used in investing activities for the three months ended March 31, 2016 was $52.6 million. The outflows of cash associated with investing activities were related to the purchases of investments principally due to the investing of the proceeds from the follow-on offering and purchases of property and equipment of $73.8 million and $2.4 million, respectively, during the three months ended March 31, 2016. These cash outflows were partially offset by cash inflows related to the proceeds from maturities of investments and the sales of investments of $22.2 million and $1.3 million, respectively, which were to support our growth during the three months ended March 31, 2016.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2017 was $4.2 million, which was primarily attributed to the proceeds related to the issuance of common stock.

Cash provided by financing activities for the three months ended March 31, 2016 was $90.8 million which included net proceeds from our follow-on public offering and proceeds related to the issuance of common stock of $87.8 million and $4.6 million, respectively. These proceeds were partially offset by the payments of a contingent consideration related to an acquisition of $1.6 million during the three months ended March 31, 2016.

Revolving Credit Facility

We maintain a senior secured revolving credit facility with Silicon Valley Bank (the “Bank”). The revolving credit facility provides for borrowings up to $30.0 million. The revolving credit facility matures on November 2, 2018 and currently has no subsidiary guarantors. Any outstanding loans drawn under the revolving credit facility are due at maturity. Outstanding borrowings may be paid at any time prior to maturity. As of March 31, 2017, we had no borrowings outstanding under our revolving credit facility and we are in compliance with all financial covenants, which include maintaining a minimum trailing consolidated adjusted earnings before interest, taxes, depreciation and amortization and a minimum adjusted quick ratio. In addition, we are required to maintain a balance of at least $10.0 million on account with the Bank.

Contractual Obligations and Other Commitments

As of March 31, 2017, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

Through March 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Segment Information

We operate in one reportable segment.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates.

As a result of our adoption of ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting on January 1, 2017, we made an accounting policy election to account for forfeitures as they occur instead of using an estimated forfeiture rate. The stock-based compensation expense accounting policy has been updated as follows:

Stock-Based Compensation Expense

We recognize compensation costs related to stock options granted to employees based on the estimated fair value on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option pricing model. The grant date fair value is recognized on a straight-line basis over the requisite service period, which is the vesting period.

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

We will continue to use judgment in evaluating the expected volatility and expected term utilized for our stock-based compensation calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to the estimates of our expected volatility and expected term, which could impact our future stock-based compensation expense.

Stock-based compensation expense related to RSUs is based on the fair value of our common stock on the grant date, which equals the closing market price of our common stock on the grant date. For RSUs, we recognize compensation expense on a straight-line basis over the requisite service period which is the vesting period.

Stock-based compensation expense related to performance stock units (“PSUs”) is based on the fair value of our common stock on the grant date, which equals the closing market price of our common stock on the grant date. PSUs allow the recipients of such awards to earn fully vested shares of our common stock upon the achievement of pre-established performance objectives. Stock-based compensation expense associated with PSUs is recognized when the performance objective is expected to be achieved. On a quarterly basis, we evaluate the performance criteria attainment. The cumulative effect on current and prior periods of a change in the estimated number of PSUs expected to be earned is recognized as compensation expense or as reduction of previously recognized compensation expense in the period of the revised estimate.

Stock-based compensation expense related to restricted stock granted in connection with an acquisition is based upon the fair market value of the underlying common shares.

We account for stock options and RSUs issued to non-employees based on the fair value of the awards as determined using the Black-Scholes option pricing model and the closing market price of our common stock, respectively. The fair value of stock options and RSUs granted to non-employees are remeasured each period as the stock options and RSUs vest, and the resulting change in value, if any, is recognized in the condensed consolidated statements of operations during the period the related services are performed.

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

Other than the changes to our stock-based compensation expense critical accounting policy, there have been no other material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recently Issued Accounting Pronouncements

See Note 1—“Description of Business and Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and investments totaling $83.4 million as of March 31, 2017. Cash and cash equivalents are comprised primarily of cash deposits and money market funds. Our short-term investments are primarily comprised of U.S. government securities, certificates of deposit and corporate notes and bonds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Due to the predominantly short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

The interest rate under our revolving credit facility is variable, so interest expense for periods when the revolving credit facility is utilized could be adversely affected by changes in interest rates. As of March 31, 2017, we had no outstanding balance under our revolving credit facility. For additional description of our revolving credit facility, refer to Note 5—“Debt” in the notes to our condensed consolidated financial statements.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have not been any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of our material legal proceedings, see “Legal Proceedings” in Note 4—“Commitments and Contingencies” in the notes to our condensed consolidated financial statements, which is incorporated herein by reference.

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

We have incurred net losses since our inception, including net losses of $54.8 million and $65.8 million for the three months ended March 31, 2017 and 2016, respectively. As a result, we had an accumulated deficit of $758.0 million as of March 31, 2017. It is difficult for us to predict our future results of operations since the market for our solutions is rapidly evolving and has not yet reached widespread adoption. We may not achieve sufficient revenue to attain and maintain profitability. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales, expand and improve the effectiveness of our distribution channels, and continue to invest in the development of our Connected Data Platforms, the Hortonworks Data Platform (“HDP”) and Hortonworks DataFlow (“HDF”) offerings. In addition, as we grow and as a result of being a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenses, we will have to generate and sustain increased revenue to be profitable in future periods. Any failure by us to sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

We have a limited operating history, which makes it difficult to predict our future results of operations.

We were incorporated in 2011 and introduced our first solution in 2012. As a result of our limited operating history, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth has been inconsistent, has benefited from transactions with related parties and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including an increase in multi-year arrangements, slowing demand for our support subscription offerings and our professional services, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. It could also become increasingly difficult to predict revenue as our mix of annual, multi-year and other types of arrangements changes as a result of our expansion into cloud-based offerings. Finally, we have also encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties and our future revenue growth (each of which we use to plan our business) are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

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

If we are unable to compete effectively, our business and operating results could be harmed.

We face substantial competition from Hadoop distribution vendors such as Cloudera Inc. and MapR Technologies, Inc., as well as from enterprise software vendors, system providers and infrastructure companies not specifically focused on Hadoop distribution. Further, other established system providers not currently focused on Hadoop, including traditional data warehouse solution providers such as Teradata Corporation, SAP AG and Dell EMC, or open source distributed data platform providers, including non-relational NoSQL database providers such as MongoDB, Inc. and DataStax, Inc. may expand their products and services to compete with us. Additionally, cloud computing vendors that offer certain big data processing services, such as Amazon.com, Inc., may expand their products and services and more effectively compete with us. Finally, some potential customers may elect to implement and self-support Hadoop deployments internally rather than purchasing a support subscription from us. Some of the companies that compete with us, or that may compete with us in the future, have greater name recognition, substantially greater financial, technical, marketing and other resources, the ability to devote greater resources to the promotion, sale and support of their solutions, more extensive customer bases and broader customer relationships and longer operating histories than we have.

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

We may not be able to accurately predict our future revenue or results of operations on a quarterly or longer-term basis. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are expected to be relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in cash flow or revenue, and even a small shortfall in revenue in a quarter could harm our financial results for that quarter and cause our financial results to fall short of analyst expectations, which could cause the market price of our common stock to decline substantially.

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

•

the timing of recognizing the expense for contract acquisition costs, especially considering our current practice under the existing standards and guidance of expensing incremental contract costs when incurred;

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

Our results of operations may fluctuate, in part, because of the resource-intensive nature of our sales efforts, the length and variability of the sales cycle of our support subscription offerings and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend in part on sales to large support subscription customers and increasing sales to existing customers. The length of our sales cycle, from initial evaluation to payment for our support subscription offerings, is generally six to nine months, but can vary substantially from customer to customer. Our sales cycle can extend to more than a year for some customers. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is lost or delayed. As a result of these factors, it is difficult for us to forecast our revenue accurately in any quarter. Because a substantial proportion of our expenses are relatively fixed in the short term, our results of operations will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our common stock to decline.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan or maintain high levels of service, and our financial results could be negatively impacted.

We have increased our number of full-time employees to approximately 1,110 as of March 31, 2017 from approximately 940 at March 31, 2016, and have increased our revenue to $56.0 million in the three months ended March 31, 2017 from $41.3 million in the three months ended March 31, 2016. Our recent growth and expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to continue to expand our overall business, customer base, headcount and operations. Continued growth increases the challenges involved in:

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

We do not currently have VSOE for support subscriptions or professional services offerings, and we may offer certain contractual provisions to our customers that result in delayed recognition of revenue under generally accepted accounting principles (“GAAP”) in the United States (“U.S.”), which could cause our results of operations to fluctuate significantly from period to period in ways that do not correlate with our underlying business performance.

In the course of our selling efforts, we may enter into sales arrangements pursuant to which we provide support subscription offerings and/or professional services. We refer to each individual product or service as an “element” of the overall sales arrangement. These arrangements typically require us to deliver particular elements in a future period. We apply software revenue recognition rules under U.S. GAAP. In certain cases, when we enter into more than one contract with a single customer, the group of contracts may be so closely related that they are viewed under U.S. GAAP as one multiple-element arrangement for purposes of determining the appropriate amount and timing of revenue recognition. As we discuss further in Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” because we do not have VSOE for our support subscriptions and professional services offerings, and because we may offer certain contractual provisions to our customers, such as delivery of support subscription offerings and professional services, or specified functionality, or because multiple contracts signed in different periods may be viewed as giving rise to multiple elements of a single arrangement, we may be required under U.S. GAAP to defer revenue to future periods. Typically, for arrangements providing for support subscription offerings and professional services, we have recognized as revenue the entire arrangement fee ratably over the support subscription period, although the appropriate timing of revenue recognition must be evaluated on an arrangement-by-arrangement basis and may differ from arrangement to arrangement. If we are unexpectedly required to defer revenue to future periods for a significant portion of our sales, our revenue and overall operating results for a particular period could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

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

We periodically adjust our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels and other internal and external considerations. Any such future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure the compensation of our sales organization may be disruptive and may affect our revenue growth.

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

We principally sell our offerings through sales personnel in the United States, Australia, Brazil, Canada, Dubai, Finland, France, Germany, India, Ireland, Japan, the Netherlands, Singapore, South Korea, Spain, Sweden and the United Kingdom and currently have operations in the United States, Australia, Chile, Hungary, India, Ireland and the United Kingdom. We also have development teams in Hungary, India and Ukraine and a number of distributor and reseller relationships for our support subscription offerings and our professional services in other international markets. Conducting international operations subjects us to risks that we have not generally faced in the United States. These risks include:

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

The enactment of legislation implementing changes in the United States of taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.

Recent changes to United States tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to United States tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the United States taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.

We have made strategic acquisitions in the past and intend to do so in the future. If we are unable to find suitable acquisitions or partners, or to achieve expected benefits from such acquisitions or partnerships, our business, financial condition, results of operations and prospects could be harmed.

As part of our ongoing business strategy to expand our suite of solutions and acquire new technology, from time to time we engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and joint ventures. For example, in April 2015, we acquired SequenceIQ Hungary Kft., an open source provider of rapid deployment tools for Hadoop, located in Budapest, Hungary, and in August 2015, we acquired Onyara, Inc., a key contributor to Apache NiFi. There may be significant competition for acquisition targets in our industry, or we may not be able to identify suitable acquisition candidates, negotiate attractive terms for acquisitions or complete acquisitions on expected timelines, or at all. If we are unable to complete strategic acquisitions or do not realize the expected benefits of the acquisitions we do complete, our business, financial condition, results of operations and prospects could be harmed.

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

Within the United States, various federal and state laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about employees and users. Outside of the United States, various jurisdictions actively regulate and enforce laws regarding the collection, retention, transfer and use (including loss and unauthorized access) of data and personal information. Privacy advocates and government bodies have increasingly scrutinized the ways in which companies link personal identities and data associated with particular users or devices with data collected through the internet, and we expect such scrutiny to continue to increase. In 2016, the European Commission adopted a new framework, the EU-U.S. Privacy Shield, which provides a mechanism for companies to transfer data from EU member states to the United States. This and other mechanisms are likely to be reviewed by European courts, which may lead to uncertainty about transfers of personal data from EU member states to the United States. Also in 2016, the EU adopted a new law governing data practices and privacy called the General Data Protection Regulation (the “GDPR”), which becomes effective in May 2018. We are currently assessing the impact of the EU-U.S. Privacy Shield and the GDPR on our operations. Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims.

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

Our customers and potential customers conduct business in a variety of industries, including financial services, healthcare, telecommunications and the public sector. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud-based solutions. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit our customers’ use and adoption of our services. Compliance with these regulations may also require us to devote greater resources to support certain customers, which may increase costs and lengthen sales cycles. Further, if we are unable to comply with these regulations, our business may be harmed. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our customers may expect could have an adverse impact on our business and results. In some cases, industry-specific laws, regulations, standards or interpretive positions may also apply directly to us as a service provider. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business.

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

Some of our customers and other business partners are affiliated with certain of our directors or hold shares of our capital stock, or both. For example, we have entered into strategic relationships and/or customer relationships with Yahoo! Inc. (“Yahoo!”) and Red Hat, Inc. (“Red Hat”). Our directors Jay Rossiter and Paul Cormier are employees of Yahoo! and Red Hat, respectively, and Yahoo! is one of our stockholders. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our Board of Directors is faced with decisions that could have different implications for us and these other parties or their affiliates. In addition, conflicts of interest may arise between us and these other parties and their affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, including with competitors of such related parties, which could harm our business and results of operations.

Catastrophic events may disrupt our business.

Our corporate headquarters is located in Santa Clara, California, and we utilize data centers that are located in North America. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. The West Coast of the United States contains active earthquake zones. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, extended interruptions in our Connected Data Platforms, breaches of data security and loss of critical data, all of which could harm our future results of operations.

If we fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results or prevent fraud.

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. A report of our management is included under Item 4—“Controls and Procedures” of this Quarterly Report on Form 10-Q. During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, management identified a material weakness related to the control surrounding the recognition of revenue and deferred revenue for a subset of non-standard license transactions where post-contract support renewal rates were stated upon commencement of the arrangement. Our findings were related to the design effectiveness of this control. Each of the aforementioned transactions originated prior to our establishment and formalization of Section 404 internal controls in July 2015. A secondary review of these specific agreements was not performed at a sufficiently detailed level to detect errors in recognition of revenue and deferred revenue related to these arrangements. With the oversight of management and our Audit Committee, we initiated actions to address the root causes of the material weakness identified, and our management has since determined the applicable controls are designed and operating effectively. As such, management has concluded that the material weakness previously identified was remediated as of December 31, 2016. There can be no assurance, however, that additional or other control deficiencies will not be identified in the future. If we continue to experience a material weakness in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and annual auditor attestation reports when such report is required. Each of the foregoing results could cause stockholders to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 4—“Controls and Procedures” for more information.

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

As of May 2, 2017, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 34 percent of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders will be able to control elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year following the five-year anniversary of the completion of our IPO; (ii) the end of the fiscal year in which we have more than $1.07 billion in annual revenue; (iii) the end of the fiscal year in which we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the end of the second quarter of such fiscal year; and (iv) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities.

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

Being a public company and these new rules and regulations will continue to make it more expensive for us to obtain director and officer liability insurance, and in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our Audit Committee and Compensation Committee, and qualified executive officers.

As a result of disclosure of information in our filings with the Securities and Exchange Commission, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and results of operations.

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

Additional sales of our common stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of March 31, 2017, we had 63,153,227 shares of common stock outstanding, which excludes any shares of common stock issuable upon exercise of warrants and options outstanding as of such date. In addition, as of March 31, 2017, there were outstanding options and warrants to purchase 10,635,677 shares of our common stock. These options and warrants, if exercised, will result in these additional shares becoming available for sale. Sales by these stockholders, option holders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, some holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we might file for ourselves or other stockholders.

Additionally, the shares of common stock subject to outstanding restricted stock unit and performance stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans may become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

Hortonworks, Inc.

Date: May 9, 2017	By:	/s/ Scott Davidson
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