Form 10-Q
period 2017-06-30
Hortonworks, Inc.
filed 2017-08-08
CIK 1610532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of Registrant’s Common Stock outstanding as of August 1, 2017 was 67,104,030.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

HORTONWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$55,458	$53,332
Short-term investments	16,371	31,764
Accounts receivable, net	75,641	82,368
Prepaid expenses and other current assets	7,143	4,831

Total current assets	154,613	172,295
Property and equipment, net	18,373	19,381
Long-term investments	—	4,084
Goodwill	34,333	34,333
Intangible assets, net	2,685	3,121
Other assets	2,015	1,306
Restricted cash	1,292	1,316

Total assets	$213,311	$235,836

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$9,046	$6,749
Accrued compensation and benefits	18,863	17,978
Accrued expenses and other current liabilities	10,352	11,752
Deferred revenue	151,903	129,840

Total current liabilities	190,164	166,319
Long-term deferred revenue	64,336	55,550
Other long-term liabilities	2,091	2,605

Total liabilities	256,591	224,474

Commitments and contingencies (Note 4)
Stockholders’ (deficit) equity:
Preferred stock, par value of $0.0001 per share—25,000,000 shares authorized; none issued or outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, par value of $0.0001 per share—500,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 66,144,990 and 61,122,863 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	7	7
Additional paid-in capital	771,386	714,960
Accumulated other comprehensive loss	(569)	(1,063)
Accumulated deficit	(814,104)	(702,542)

Total stockholders’ (deficit) equity	(43,280)	11,362

Total liabilities and stockholders’ (deficit) equity	$213,311	$235,836

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Support subscription and professional services revenue:
Support subscription	$45,792	$31,018	$87,890	$58,652
Professional services	16,040	12,619	29,913	26,327

Total support subscription and professional services revenue	61,832	43,637	117,803	84,979
Cost of revenue:
Support subscription	7,227	5,880	13,383	10,781
Professional services	13,240	12,181	24,939	23,636

Total cost of revenue	20,467	18,061	38,322	34,417

Gross profit	41,365	25,576	79,481	50,562
Operating expenses:
Sales and marketing	50,526	46,175	100,745	88,258
Research and development	27,479	25,454	52,985	47,605
General and administrative	17,824	18,240	34,619	44,294

Total operating expenses	95,829	89,869	188,349	180,157

Loss from operations	(54,464)	(64,293)	(108,868)	(129,595)
Other (expense) income, net	(1,149)	392	(1,348)	97

Loss before income tax expense	(55,613)	(63,901)	(110,216)	(129,498)
Income tax expense	463	296	695	451

Net loss	$(56,076)	$(64,197)	$(110,911)	$(129,949)

Net loss per share of common stock, basic and diluted	$(0.87)	$(1.12)	$(1.71)	$(2.37)

Weighted-average shares used in computing net loss per share of common stock, basic and diluted	64,356,873	57,314,715	64,834,719	54,716,430

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(56,076)	$(64,197)	$(110,911)	$(129,949)
Items of other comprehensive income (loss):
Unrealized gain on investments, net of tax of $0 for all periods presented	15	51	20	107
Foreign currency translation adjustment	267	(210)	474	(205)

Total other comprehensive income (loss)	282	(159)	494	(98)

Total comprehensive loss	$(55,794)	$(64,356)	$(110,417)	$(130,047)

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(110,911)	$(129,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,235	3,288
Amortization of premiums from investments	197	518
Amortization of intangible assets	436	438
Stock-based compensation expense	50,622	51,340
Impairment of promissory note receivable and related interest receivable	—	717
Loss on early exit of lease	349	—
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	934	3
Provision for losses on accounts receivable	—	443
Other	149	(50)
Changes in operating assets and liabilities:
Accounts receivable	7,957	(7,859)
Prepaid expenses and other current assets	(2,366)	(988)
Other assets	(650)	(197)
Accounts payable	1,475	6,769
Accrued expenses and other current liabilities	(1,721)	(1,459)
Accrued compensation and benefits	660	3,040
Deferred revenue	28,368	24,765
Other long-term liabilities	(454)	(575)

Net cash used in operating activities	(20,720)	(49,756)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(80,519)
Proceeds from sales of investments	—	7,316
Proceeds from maturities of investments	19,300	40,979
Purchases of property and equipment	(2,203)	(7,275)
Change in restricted cash	26	—

Net cash provided by (used in) investing activities	17,123	(39,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,588	5,852
Tax withholding shares	(562)	(97)
Payment of contingent consideration related to an acquisition	—	(1,625)
Payments of capital lease liability	(203)	(64)
Payment of fees for line of credit	(52)	—
Proceeds from follow-on public offering, net of issuance costs	—	87,233

Net cash provided by financing activities	4,771	91,299

Effect of exchange rate changes on cash and cash equivalents	952	24
Net increase in cash and cash equivalents	2,126	2,068
Cash and cash equivalents—Beginning of period	53,332	35,748

Cash and cash equivalents—End of period	$55,458	$37,816

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$785	$1,916

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

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that ASU 2017-09 will have a material impact on its condensed consolidated financial statements.

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

Prior to January 1, 2017, the Company recognized the excess tax benefits of stock-based compensation expense as additional paid-in capital, and tax deficiencies of stock-based compensation expense in the income tax provision or as additional paid-in capital to the extent that there were sufficient recognized excess tax benefits previously recognized. As a result of the prior requirement that excess tax benefits reduce taxes payable prior to being recognized as an increase in additional paid-in capital, the Company had not recognized certain deferred tax assets (all tax attributes such as loss or credit carryforwards) that could be attributed to tax deductions related to equity compensation in excess of compensation recognized for financial reporting.

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

The Company is continuing to evaluate the impact of the new standard on its accounting policies, processes and system requirements. The Company has assigned internal resources in addition to the engagement of third-party service providers to assist in the evaluation and to provide periodic updates to management and the Audit Committee. Furthermore, the Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. While the Company continues to assess all potential impacts under the new standard, there is the potential for significant impacts to the timing and amount of support subscription and professional services revenue recognized, as well as the potential capitalization and amortization of contract acquisition costs. In addition, the Company will update certain disclosures, as applicable, included in its filings pursuant to the Securities Exchange Act of 1934, as amended, to meet the requirements of the new standard.

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

As of June 30, 2017, the Company is in the process of implementing changes to its accounting policies, business processes, systems and controls to support recognition and disclosure under Revenue from Contracts with Customers (Topic 606) and Accounting Standards Codification 340-40, Other Assets and Deferred Costs; Contracts with Customers and related guidance. The Company is also in the process of quantifying the financial impact of adopting these standards and will disclose such impact in 2018.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2017 that are of significance or potential significance to the Company, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

2. FAIR VALUE MEASUREMENTS

The following table summarizes the investments in available-for-sale securities (in thousands):

	June 30, 2017
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$2,031	$—	$(3)	$2,028
Certificates of deposit	960	—	—	960
Corporate notes and bonds	13,388	1	(6)	13,383

Total investments in available-for-sale securities	$16,379	$1	$(9)	$16,371

	December 31, 2016
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$2,072	$—	$—	$2,072
Certificates of deposit	960	—	—	960
Commercial paper	2,497	—	—	2,497
Corporate notes and bonds	30,347	4	(32)	30,319

Total investments in available-for-sale securities	$35,876	$4	$(32)	$35,848

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The contractual maturities of investments in available-for-sale securities were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Gross Amortized Cost	Estimated Fair Value	Gross Amortized Cost	Estimated Fair Value
Due within one year	$16,379	$16,371	$31,792	$31,764
Due after one year through five years	—	—	4,084	4,084

Total investments in available-for-sale securities	$16,379	$16,371	$35,876	$35,848

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2017
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$11,281	$—	$11,281
Short-term investments:
U.S. government securities	—	2,028	2,028
Certificates of deposit	—	960	960
Corporate notes and bonds	—	13,383	13,383

Total financial assets	$11,281	$16,371	$27,652

	December 31, 2016
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$24,533	$—	$24,533
Short-term investments:
U.S. government securities	—	2,072	2,072
Certificates of deposit	—	960	960
Commercial paper	—	2,497	2,497
Corporate notes and bonds	—	26,235	26,235
Long-term investments:
Corporate notes and bonds	—	4,084	4,084

Total financial assets	$24,533	$35,848	$60,381

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

The Company entered into a three-year, $2.5 million promissory note receivable with a third-party service provider in February 2015, which bears interest at four percent per annum. The promissory note receivable was valued on a non-recurring basis and was classified as held-to-maturity within long-term investments. During the year ended December 31, 2016, the Company recognized an impairment charge of $2.7 million in operating expenses related to the promissory note and related interest receivable as the Company determined it was probable the promissory note and related interest receivable were unrecoverable due to the third-party service provider’s illiquidity and unfavorable rate of cash use.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. During the six months ended June 30, 2017 and the year ended December 31, 2016, the Company did not make any transfers between Level 1 or Level 2 investments.

Gross unrealized gains and losses were not material as of June 30, 2017 and December 31, 2016. Realized gains and losses were not material for both the three and six months ended June 30, 2017 and 2016. As of June 30, 2017 and December 31, 2016, there were no securities that were in an unrealized loss position for more than 12 months.

3. INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$4,395	$(1,710)	$2,685

Intangible assets, net	$4,395	$(1,710)	$2,685

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$4,395	$(1,274)	$3,121

Intangible assets, net	$4,395	$(1,274)	$3,121

For both the three months ended June 30, 2017 and 2016, the Company recognized amortization expense for intangible assets of $0.2 million and for both the six months ended June 30, 2017 and 2016, the Company recognized amortization expense for intangible assets of $0.4 million in operating expenses. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remaining six months of 2017 and each of the succeeding 12 month periods ending December 31, 2018, 2019 and 2020 is $0.4 million, $0.9 million, $0.9 million and $0.5 million, respectively.

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

Rent expense incurred under operating leases was $2.4 million and $2.6 million for the three months ended June 30, 2017 and 2016, respectively, and $4.8 million for both the six months ended June 30, 2017 and 2016.

Capital Leases

The Company entered into various capital lease agreements beginning in April 2014 to obtain network equipment and for equipment installed at its data center. As of June 30, 2017 and December 31, 2016, capital lease obligations were $0.5 million and $0.7 million, respectively. Interest expense related to capital leases was immaterial for the three and six months ended June 30, 2017 and 2016. Property and equipment under the capital leases was $0.5 million as of both June 30, 2017 and December 31, 2016. Accumulated amortization on these assets was $0.3 million and $0.2 million as of June 30, 2017 and December 31, 2016, respectively.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

On February 29, 2016, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of California, captioned Monachelli v. Hortonworks, Inc., Case No. 3:16-cv-00980-SI. The lawsuit names as defendants the Company, Robert G. Bearden, and Scott J. Davidson. Plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly making materially false and misleading statements regarding the Company’s business and operations. On June 1, 2016, the court entered an order appointing a lead plaintiff and lead counsel. On July 28, 2016, the lead plaintiff and another named plaintiff filed an amended complaint seeking to represent a class of persons who purchased or otherwise acquired Hortonworks’ securities between August 5, 2015 and January 15, 2016, inclusive, and seeking class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On December 5, 2016, the court granted defendants’ motion to dismiss the amended complaint, with leave to amend. The parties thereafter engaged in settlement negotiations and have agreed to a class-wide settlement that would not have a material effect on the Company’s financial statements. On June 12, 2017, the Court issued an order granting preliminary approval of the proposed settlement. The settlement remains subject to further court approval at a final fairness hearing, which is scheduled for September 22, 2017. Given its preliminary nature, it remains possible that the settlement may not result in a final settlement.

On April 13, 2017, a derivative action was filed in the Court of Chancery of the State of Delaware, captioned Steinberg v. Bearden, et al., Case No. 2017-0286-AGB, purportedly on behalf of the Company against certain of the Company’s directors and executive officers. The derivative complaint alleges that the defendants breached their fiduciary duties to the Company and allegedly made false or misleading statements regarding the Company’s business and operations. The derivative action includes claims for, among other things, unspecified damages in favor of the Company, corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the derivative plaintiffs, including attorneys’ fees. On July 3, 2017, defendants filed a motion to dismiss the complaint. Because the action is in the early stages of the litigation process, the Company is unable to assess whether any loss or adverse effect on its financial condition is probable or remote or to estimate the range of potential loss, if any.

5. DEBT

Revolving Credit Agreement

The Company entered into a $30.0 million two-year senior secured revolving credit agreement with Silicon Valley Bank (the “Bank”) on November 2, 2016 and amended such agreement on June 26, 2017 (as amended, the “Credit Agreement”). Amounts outstanding under the Credit Agreement are payable on or before November 2, 2018 and will accrue interest per annum at a rate equal to the Bank’s prime rate plus 0.50 percent. Any outstanding loans drawn under the Credit Agreement may be paid at any time prior to maturity. Pursuant to the terms of the Credit Agreement, the Company agreed to pay an annual facility fee equal to 0.50 percent of the aggregate amount of the revolving credit facility commitments and an unused line fee of 0.35 percent per annum on the unused commitments. The Credit Agreement currently has no subsidiary guarantors.

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

As of June 30, 2017, the Company had no borrowings outstanding under the Credit Agreement and was in compliance with all financial covenants.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6. STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock

Each share of common stock is entitled to one vote for matters to be voted on by the stockholders of the Company. The holders of common stock are also entitled to receive dividends whenever declared by the Board of Directors from legally available funds. The Company has not paid a dividend since its inception, and has no current plans to do so.

2011 Stock Option and Grant Plan

In December 2014, in connection with the closing of the Company’s IPO, the Hortonworks, Inc. 2011 Stock Option and Grant Plan (the “2011 Plan”) was terminated and shares authorized for issuance under the 2011 Plan were canceled (except for those shares reserved for issuance upon exercise of outstanding stock options). As of June 30, 2017, options to purchase 5,676,491 shares of common stock were outstanding under the 2011 Plan pursuant to their original terms and no shares were available for future grant.

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

As of June 30, 2017, options to purchase shares of stock, RSUs and PSUs covering an aggregate of 12,484,368 shares of common stock were outstanding under the Amended 2014 Plan.

On January 1, 2017, the shares reserved for issuance under the Amended 2014 Plan increased by 3,071,470, resulting in 22,447,073 total shares reserved for issuance under the Amended 2014 Plan as of June 30, 2017, of which 3,317,770 shares remained available for issuance.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

2014 Employee Stock Purchase Plan

The Company’s ESPP was adopted and approved by the Company’s Board of Directors in September 2014, was adopted and approved by the Company’s stockholders in November 2014, and was amended in August 2015 to allow employees of certain of the Company’s non-U.S. subsidiaries to participate in the ESPP. The ESPP initially reserved and authorized the issuance of up to a total of 2,500,000 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2015, by the lesser of (i) 1,000,000 shares of common stock, (ii) one percent of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or (iii) such lesser number of shares as determined by the ESPP administrator. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. On January 1, 2017, the shares reserved for issuance increased by 614,294 resulting in total shares reserved for issuance under the ESPP of 4,006,767 as of June 30, 2017, of which 2,519,445 remained available for purchase.

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

As of June 30, 2017, there was $0.4 million of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.30 years.

Stock Options

A summary of information related to stock options for the six months ended June 30, 2017 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding—December 31, 2016	7,430,094	$9.81	6.73	$16,523
Options granted	—	—
Options exercised	(664,856)	3.19
Options canceled/forfeited	(435,320)	16.58

Outstanding—June 30, 2017	6,329,918	$10.04	6.41	$26,957

Vested and expected to vest—June 30, 2017	6,329,918	$10.04	6.41	$26,957

Exercisable—June 30, 2017	5,039,916	$8.98	6.22	$25,437

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised for the three months ended June 30, 2017 and 2016 was $3.6 million and $3.4 million, respectively, and for the six months ended June 30, 2017 and 2016 was $5.4 million and $8.1 million, respectively.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock

A summary of information related to restricted stock for the six months ended June 30, 2017 is presented below:

	Number of Shares Issued Outside the Stock Plans	Weighted-Average Grant Date Fair Value Per Share (*)
Unvested balance—December 31, 2016	275,835	$23.76
Granted	—	—
Vested	—	—
Canceled/forfeited	—	—

Unvested balance—June 30, 2017	275,835	$23.76

(*)

The weighted-average grant date fair value per share relates to 1,424,946 shares of restricted stock paid as part of the acquisition of Onyara, Inc., of which 275,835 shares are unvested as of June 30, 2017.

No restricted stock was granted or vested during the three and six months ended June 30, 2017. The fair value of the restricted stock vested during the three and six months ended June 30, 2016 was $0.8 million and $2.0 million, respectively.

As of June 30, 2017, there was $13.2 million of unrecognized stock-based compensation expense related to unvested stock options and restricted stock to be recognized over a weighted-average period of 1.09 years.

Restricted Stock Units and Performance Stock Units

A summary of information related to RSUs and PSUs for the six months ended June 30, 2017 is presented below:

	Number of Shares Issued Under Stock Plans	Weighted-Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2016	11,261,011	$13.21
Granted	5,486,726	10.16
Vested	(3,853,295)	13.21
Canceled/forfeited	(1,063,501)	13.05

Unvested balance—June 30, 2017	11,830,941	$11.77

The fair value of the RSUs and PSUs that vested during the three and six months ended June 30, 2017 was $36.1 million and $45.2 million, respectively. The fair value of the RSUs and PSUs that vested during each of the three and six months ended June 30, 2016 was $14.1 million.

As of June 30, 2017, there was $111.3 million of unrecognized stock-based compensation expense related to RSUs and PSUs to be recognized over a weighted-average period of 1.60 years.

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The number of shares of restricted stock and early exercised options to purchase common stock outstanding subject to the Company’s right of repurchase as of June 30, 2017 and December 31, 2016 was 20,605 and 30,708, respectively, which had repurchase prices ranging from $8.46 to $14.22 per share. The liability for shares subject to repurchase as of June 30, 2017 and December 31, 2016 was $0.3 million and $0.4 million, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense, including stock-based compensation expense to non-employees, by category was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$1,989	$1,417	$3,399	$2,775
Sales and marketing	9,129	6,039	16,595	11,658
Research and development	11,060	8,778	20,938	16,582
General and administrative	5,069	5,664	9,690	20,325

Total stock-based compensation expense	$27,247	$21,898	$50,622	$51,340

In February 2016, one of the executives of the Company voluntarily canceled a stock option to purchase 1,185,000 shares. As a result, the Company recognized in general and administrative expense a stock-based compensation expense of $10.0 million during the six months ended June 30, 2016.

Warrants

In July 2011, the Company issued a warrant to purchase 6,500,000 shares of Series A preferred stock at an exercise price of $0.005 per share. The warrant was issued to Yahoo! Inc. (“Yahoo!”) in connection with the Company’s Series A financing and the transactions contemplated thereby, including commercial agreements with Yahoo! providing for support subscription offerings and certain rights to technology. As of June 30, 2017, the warrant was exercisable into 3,250,000 shares of common stock.

In June 2014, the Company issued to Yahoo! a warrant to purchase a number of shares of common stock up to one percent of the sum of (i) 45,585,496, plus (ii) the number of shares of Series D preferred stock or shares of such stock issuable upon exercise of warrants to purchase such stock (on an as converted to common stock basis) issued or issuable upon exercise of warrants to purchase Series D preferred stock that were sold, if any, by the Company during the period commencing on June 9, 2014 and ending immediately prior to the occurrence of a corporate event at an exercise price of $8.46 per share. As of June 30, 2017, the warrant was exercisable into 476,368 shares of common stock.

Each warrant expires nine years from the date of issuance. The warrants vested upon consummation of the Company’s IPO in December 2014. As of June 30, 2017, neither warrant had been exercised into shares of common stock.

7. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less restricted common stock and common stock issued that is subject to repurchase, and excludes any dilutive effects of share-based awards. Diluted net loss per share of common stock is computed giving effect to all potential dilutive common shares. As the Company had net losses for the three and six months ended June 30, 2017 and 2016, all potential common shares were determined to be anti-dilutive.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(56,076)	$(64,197)	$(110,911)	$(129,949)

Weighted-average shares used in computing net loss per share of common stock	64,356,873	57,314,715	64,834,719	54,716,430

Net loss per share, basic and diluted	$(0.87)	$(1.12)	$(1.71)	$(2.37)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented since including them would have been anti-dilutive:

	As of June 30,
	2017	2016
Common stock warrants	3,250,000	3,250,000
Exercise and conversion of common stock warrants	476,368	476,368
Common stock subject to repurchase	20,605	47,746
Outstanding stock options	6,329,918	8,915,878
Unvested restricted stock, RSUs and PSUs	12,106,776	11,386,322
Estimated ESPP shares to be issued	484,702	271,707

Total	22,668,369	24,348,021

8. INCOME TAXES

The effective tax rate for the three months ended June 30, 2017 was (0.8) percent compared to (0.5) percent for the same period of 2016. The effective tax rate for the six months ended June 30, 2017 was (0.6) percent compared to (0.3) percent for the same period of 2016. The income tax expense for the three and six months ended June 30, 2017 and 2016 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences and full valuation allowance against net deferred tax assets.

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s revenue by customer domicile. Prior period amounts have been revised to conform with current presentation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$44,206	$31,742	$86,219	$64,669
United Kingdom	5,770	5,627	10,721	8,067
Rest of world	11,856	6,268	20,863	12,243

Total revenue	$61,832	$43,637	$117,803	$84,979

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

We have achieved significant growth in recent periods. Our revenue for the three months ended June 30, 2017 and 2016 was $61.8 million and $43.6 million, respectively, and our revenue for the six months ended June 30, 2017 and 2016 was $117.8 million and $85.0 million, respectively. We incurred net losses for the three months ended June 30, 2017 and 2016 of $56.1 million and $64.2 million, respectively, and net losses for the six months ended June 30, 2017 and 2016 of $110.9 million and $129.9 million, respectively. We have reduced our cash used in operating activities to $20.7 million from $49.8 million in the six months ended June 30, 2017 and 2016, respectively.

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

Revenue Recognition Policies. We enter into sales arrangements pursuant to which we provide support subscription and/or professional services offerings. On occasion, we sell engineering services as well as a premium subscription offering which allows a higher level of access and development input. Pursuant to software revenue recognition rules under current U.S. GAAP, for arrangements providing both support subscription and professional services offerings, we typically recognize as revenue the entire arrangement fee ratably over the subscription period once the support subscription and professional services have commenced. The appropriate timing of revenue recognition must be evaluated on an arrangement-by-arrangement basis. The costs associated with our support subscription and professional services revenue are expensed as we incur the delivery costs. However, in many cases, the related revenue is deferred and recognized ratably over a later period. Thus, during times of rapid customer growth and accompanying delivery of professional services, our gross margin is expected to be negatively impacted under current U.S. GAAP through December 31, 2017. We will adopt ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018, the effects of which we are continuing to evaluate. See Note 1—“Description of Business and Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements for more information.

Key Business Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key business metrics include the following:

Dollar-Based Net Expansion Rate. We believe that our ability to retain our customers and expand their support subscription revenue over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of nodes, data under management and/or the scope of the support subscription agreements. We calculate dollar-based net expansion rate as of a given date as the aggregate annualized subscription contract value as of that date from those customers that were also customers as of the date 12 months prior, divided by the aggregate annualized subscription contract value from all customers as of the date 12 months prior. We calculate annualized support subscription contract value for each support subscription customer as the total subscription contract value as of the reporting date divided by the number of years for which the support subscription customer is under contract as of such date. We report the trailing four-quarter average dollar-based net expansion rate as of each period end. The dollar-based net expansion rate as of June 30, 2017 and December 31, 2016 was 124 percent and 131 percent, respectively.

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

Total Support Subscription Customers. We believe total support subscription customers is a key indicator of our market penetration, growth and future revenue. In order to grow our customer base, we have aggressively invested in and intend to continue to invest in our direct sales team, as well as to pursue additional partnerships within our indirect sales channel. We generally define a support subscription customer as an entity with an active support subscription as of the measurement date. In situations where there are multiple contracts with multiple subsidiaries or divisions, universities, or governmental organizations of a single entity, the entity is counted once. Our total support subscription customer count was over 1,200 as of June 30, 2017.

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

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Support subscription and professional services revenue:
Support subscription	$45,792	$31,018	$87,890	$58,652
Professional services	16,040	12,619	29,913	26,327

Total support subscription and professional services revenue	61,832	43,637	117,803	84,979
Cost of revenue:
Support subscription	7,227	5,880	13,383	10,781
Professional services	13,240	12,181	24,939	23,636

Total cost of revenue	20,467	18,061	38,322	34,417

Gross profit	41,365	25,576	79,481	50,562
Operating expenses:
Sales and marketing	50,526	46,175	100,745	88,258
Research and development	27,479	25,454	52,985	47,605
General and administrative	17,824	18,240	34,619	44,294

Total operating expenses	95,829	89,869	188,349	180,157

Loss from operations	(54,464)	(64,293)	(108,868)	(129,595)
Other (expense) income, net	(1,149)	392	(1,348)	97

Loss before income tax expense	(55,613)	(63,901)	(110,216)	(129,498)
Income tax expense	463	296	695	451

Net loss	$(56,076)	$(64,197)	$(110,911)	$(129,949)

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Support subscription and professional services revenue:
Support subscription	$45,792	$31,018	48%	$87,890	$58,652	50%
Professional services	16,040	12,619	27%	29,913	26,327	14%

Total support subscription and professional services revenue	$61,832	$43,637	42%	$117,803	$84,979	39%

Support subscription revenue for the three and six months ended June 30, 2017 increased $14.8 million and $29.2 million, respectively, compared to the same periods in 2016. The increases were primarily due to sales of additional support subscriptions to our existing customers as well as growth in our support subscription customer base.

Professional services revenue for the three and six months ended June 30, 2017 increased $3.4 million and $3.6 million, respectively, compared to the same periods in 2016. The increases were primarily due to the growth in our support subscription customer base.

Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Cost of revenue:
Cost of support subscription	$7,227	$5,880	23%	$13,383	$10,781	24%
Cost of professional services	13,240	12,181	9%	24,939	23,636	6%

Total cost of revenue	$20,467	$18,061	13%	$38,322	$34,417	11%

Cost of support subscription revenue increased $1.3 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily attributable to a $1.2 million increase in employee-related expenses as a result of an increase in headcount to support new customer growth. Cost of support subscription revenue increased $2.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily attributable to a $2.3 million increase in employee-related expenses as a result of an increase in headcount to support new customer growth.

Cost of professional services revenue increased $1.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily attributable to a $1.0 million increase in employee-related expenses. Cost of professional services revenue increased $1.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily attributable to a $1.4 million increase in employee-related expenses.

Sales and Marketing

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Sales and marketing	$50,526	$46,175	9%	$100,745	$88,258	14%

Sales and marketing expenses increased $4.4 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily attributable to an increase in employee-related expenses of $4.3 million, which included $3.1 million of stock-based compensation expense, primarily related to restricted stock units (“RSUs”) granted to new employees and existing employees. Sales and marketing expenses increased $12.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily attributable to an increase in employee-related expenses of $11.5 million, which included $4.9 million of stock-based compensation expense, primarily related to RSUs granted to new employees and existing employees.

Research and Development

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Research and development	$27,479	$25,454	8%	$52,985	$47,605	11%

Research and development expenses increased $2.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily attributable to an increase in employee-related expenses of $2.5 million, which included $2.3 million of stock-based compensation expense, primarily related to RSUs granted to existing employees. Research and development expenses increased $5.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily attributable to an increase in employee-related expenses of $5.4 million, which included $4.4 million of stock-based compensation expense, primarily related to RSUs granted to existing employees.

General and Administrative

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
	(in thousands)			(in thousands)
General and administrative	$17,824	$18,240	(2)%	$34,619	$44,294	(22)%

General and administrative expenses decreased $0.4 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was primarily attributable to a decrease in employee-related expenses. General and administrative expenses decreased $9.7 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was primarily attributable to a decrease in employee-related expenses of $9.8 million, which included a $10.6 million decrease of stock-based compensation expense due to the accelerated recognition of $10.0 million of expense related to one of our executives’ voluntary cancellation of stock options to purchase 1,185,000 shares in February 2016 for which there was no similar expense in the six months ended June 30, 2017. Within general and administrative expenses, there was also an increase in outside services expenses of $0.8 million primarily related to the implementation efforts of new revenue recognition standards which was partially offset by a decrease in expense related to a $0.7 million impairment charge on our promissory note and related interest receivable recognized during the six months ended June 30, 2016 for which there was no similar expense in the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2017, our principal sources of liquidity were cash and cash equivalents and investments totaling $71.8 million, compared to $89.2 million at December 31, 2016, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds, and our short-term investments are comprised primarily of U.S. government securities, certificates of deposit, commercial paper and corporate notes and bonds. The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(20,720)	$(49,756)
Cash provided by (used in) investing activities	17,123	(39,499)
Cash provided by financing activities	4,771	91,299

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

After our net loss of $110.9 million was adjusted to exclude non-cash items, operating activities used $20.7 million of cash during the six months ended June 30, 2017. Significant non-cash items included stock-based compensation expense of $50.6 million and depreciation and amortization expense of $4.9 million. Changes in our operating assets and liabilities resulted in net cash generated of $33.3 million and were primarily related to an increase of $28.4 million in deferred revenue as a result of growth in our support subscription customer base, coupled with our ratable revenue recognition of professional services revenue due to our lack of VSOE for support subscriptions and professional services offerings and a decrease in accounts receivable of $8.0 million due to the timing of customer collections. Cash was also generated from a $1.5 million increase in accounts payable due to the timing of vendor payments which was offset by cash utilized as a result of a $2.4 million increase in prepaid expenses and other current assets and a $1.7 million decrease in accrued expenses and other current liabilities.

After our net loss of $129.9 million was adjusted to exclude non-cash items, operating activities used $49.8 million of cash during the six months ended June 30, 2016. Significant non-cash items included stock-based compensation expense of $51.3 million which was primarily due to an increase in headcount and the accelerated recognition of $10.0 million in stock-based compensation expense related to one of our executives’ voluntary cancellation of stock options to purchase 1,185,000 shares in February 2016. Non-cash items also included depreciation and amortization expense of $4.2 million and an impairment charge on our promissory note and related interest receivable of $0.7 million. Changes in our operating assets and liabilities resulted in net cash generated of $23.5 million primarily due to an increase of $24.8 million in deferred revenue as a result of growth in our support subscription customer base, coupled with our ratable revenue recognition of professional services revenue due to our lack of VSOE for support subscriptions and professional services offerings. Cash was also generated from a $6.8 million increase in accounts payable due to the timing of vendor payments as well as a $3.0 million increase in accrued compensation and benefits which was offset by cash utilized as a result of a $7.9 million increase in accounts receivable due to the timing of customer collections, a $1.5 million decrease in accrued expenses and other current liabilities and a $1.0 million increase in prepaid expenses and other current assets.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2017 was $17.1 million. The primary inflow of cash associated with investing activities was related to the maturity of investments of $19.3 million which was offset by purchases of property and equipment of $2.2 million during the six months ended June 30, 2017.

Cash used in investing activities for the six months ended June 30, 2016 was $39.5 million. The primary outflow of cash associated with investing activities were related to the purchases of investments and property and equipment of $80.5 million and $7.3 million, respectively, offset by sales and maturity of investments of $48.3 million.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2017 was $4.8 million, which was primarily attributed to the proceeds related to the issuance of common stock.

Cash provided by financing activities for the six months ended June 30, 2016 was $91.3 million which included net proceeds from our follow-on public offering and proceeds related to the issuance of common stock of $87.2 million and $5.9 million, respectively. These proceeds were partially offset by the payments of a contingent consideration related to an acquisition of $1.6 million during the six months ended June 30, 2016.

Revolving Credit Facility

We maintain a senior secured revolving credit facility with Silicon Valley Bank (the “Bank”). The revolving credit facility provides for borrowings up to $30.0 million. The revolving credit facility matures on November 2, 2018 and currently has no subsidiary guarantors. Any outstanding loans drawn under the revolving credit facility are due at maturity. Outstanding borrowings may be paid at any time prior to maturity. As of June 30, 2017, we had no borrowings outstanding under our revolving credit facility and we are in compliance with all financial covenants, which include maintaining a minimum trailing consolidated adjusted earnings before interest, taxes, depreciation and amortization and a minimum adjusted quick ratio. In addition, we are required to maintain a balance of at least $10.0 million on account with the Bank.

Contractual Obligations and Other Commitments

As of June 30, 2017, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

Through June 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Risk

Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and investments totaling $71.8 million as of June 30, 2017. Cash and cash equivalents are comprised primarily of cash deposits and money market funds. Our short-term investments are primarily comprised of U.S. government securities, certificates of deposit and corporate notes and bonds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Due to the predominantly short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

The interest rate under our revolving credit facility is variable, so interest expense for periods when the revolving credit facility is utilized could be adversely affected by changes in interest rates. As of June 30, 2017, we had no outstanding balance under our revolving credit facility. For additional description of our revolving credit facility, refer to Note 5—“Debt” in the notes to our condensed consolidated financial statements.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception, including net losses of $110.9 million and $129.9 million for the six months ended June 30, 2017 and 2016, respectively. As a result, we had an accumulated deficit of $814.1 million as of June 30, 2017. It is difficult for us to predict our future results of operations since the market for our solutions is rapidly evolving and has not yet reached widespread adoption. We may not achieve sufficient revenue to attain and maintain profitability. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales, expand and improve the effectiveness of our distribution channels, and continue to invest in the development of our Connected Data Platforms, the Hortonworks Data Platform (“HDP”) and Hortonworks DataFlow (“HDF”) offerings. In addition, as we grow and as a result of being a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenses, we will have to generate and sustain increased revenue to be profitable in future periods. Any failure by us to sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

•

the timing of recognizing the expense for contract acquisition costs, especially considering our current practice under the existing accounting standards and our current policy of expensing contract acquisition costs when incurred;

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

We have increased our number of full-time employees to approximately 1,120 as of June 30, 2017 from approximately 1,085 at June 30, 2016, and have increased our revenue to $117.8 million in the six months ended June 30, 2017 from $85.0 million in the six months ended June 30, 2016. Our recent growth and expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to continue to expand our overall business, customer base, headcount and operations. Continued growth increases the challenges involved in:

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

We sell our offerings through sales personnel in a variety of geographic regions, including North America, Asia Pacific, Europe and Latin America, and currently have operations in those same regions. We also have development teams and a number of distributor and reseller relationships for our support subscription offerings and professional services in other international markets. Conducting international operations subjects us to risks that we have not generally faced in the United States. These risks include:

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

We have developed proprietary methodologies, know-how and software related to software development, testing, quality assurance and data analysis. Failure to adequately protect and defend our intellectual property rights in these areas may diminish the value of HDP and HDF or our other technologies, impair our ability to compete effectively and harm our business.

In addition, the protective steps we have taken in the past may be inadequate to protect and deter misappropriation of our intellectual property rights. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights in a timely manner. We have a registered copyright in China, have registered trademarks in North America, Asia Pacific, Europe and Latin America, and have issued patent claims in North America. We also have copyright, trademark and patent applications pending in various international jurisdictions. Effective intellectual property protection may not be available in every country in which we offer or intend to distribute our solutions. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. Failure to adequately protect our trademark rights could damage or even destroy one or more of our brands and impair our ability to compete effectively. Furthermore, defending or enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources.

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

Some of our customers and other business partners are affiliated with certain of our directors or stockholders, or both. For example, we have entered into a strategic relationship and/or customer relationship with Red Hat, Inc. (“Red Hat”), and our director Paul Cormier is an employee of Red Hat. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our Board of Directors is faced with decisions that could have different implications for us and these other parties or their affiliates. In addition, conflicts of interest may arise between us and these other parties and their affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, including with competitors of such related parties, which could harm our business and results of operations.

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

As of August 1, 2017, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 25 percent of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders will be able to control elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Additional sales of our common stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of June 30, 2017, we had 66,441,430 shares of common stock outstanding, which excludes any shares of common stock issuable upon exercise of warrants and options outstanding as of such date. In addition, as of June 30, 2017, there were outstanding options and warrants to purchase 10,056,286 shares of our common stock. These options and warrants, if exercised, will result in these additional shares becoming available for sale. Sales by these stockholders, option holders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, some holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we might file for ourselves or other stockholders.

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

Hortonworks, Inc.

Date: August 8, 2017	By:	/s/ Scott Davidson
Scott Davidson
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT

INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.13.1	First Amendment to Credit Agreement, dated June 26, 2017, by and between Hortonworks, Inc. and Silicon Valley Bank.					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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