Form 10-Q
period 2017-09-30
Hortonworks, Inc.
filed 2017-11-07
CIK 1610532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of Registrant’s Common Stock outstanding as of October 31, 2017 was 70,532,245.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

HORTONWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$53,877	$53,332
Short-term investments	9,351	31,764
Accounts receivable, net	80,229	82,368
Prepaid expenses and other current assets	8,311	4,831

Total current assets	151,768	172,295
Property and equipment, net	17,873	19,381
Long-term investments	—	4,084
Goodwill	34,333	34,333
Intangible assets, net	2,464	3,121
Other assets	3,697	1,306
Restricted cash	1,292	1,316

Total assets	$211,427	$235,836

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,730	$6,749
Accrued compensation and benefits	17,548	17,978
Accrued expenses and other current liabilities	7,826	11,752
Deferred revenue	151,622	129,840

Total current liabilities	182,726	166,319
Long-term deferred revenue	78,164	55,550
Other long-term liabilities	1,642	2,605

Total liabilities	262,532	224,474

Commitments and contingencies (Note 4)
Stockholders’ (deficit) equity:
Preferred stock, par value of $0.0001 per share—25,000,000 shares authorized; none issued or outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, par value of $0.0001 per share—500,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 69,548,047 shares issued and 69,412,878 shares outstanding as of September 30, 2017 and 61,161,029 shares issued and 61,122,863 shares outstanding as of December 31, 2016	8	7
Additional paid-in capital	808,769	714,960
Accumulated other comprehensive loss	(410)	(1,063)
Accumulated deficit	(859,472)	(702,542)

Total stockholders’ (deficit) equity	(51,105)	11,362

Total liabilities and stockholders’ (deficit) equity	$211,427	$235,836

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Support subscription and professional services revenue:
Support subscription	$53,198	$32,468	$141,088	$91,120
Professional services	15,803	15,055	45,716	41,382

Total support subscription and professional services revenue	69,001	47,523	186,804	132,502
Cost of revenue:
Support subscription	8,765	6,400	22,148	17,181
Professional services	12,578	13,375	37,517	37,011

Total cost of revenue	21,343	19,775	59,665	54,192

Gross profit	47,658	27,748	127,139	78,310
Operating expenses:
Sales and marketing	48,176	48,807	148,921	137,065
Research and development	24,533	26,028	77,518	73,633
General and administrative	19,125	17,298	53,744	61,592

Total operating expenses	91,834	92,133	280,183	272,290

Loss from operations	(44,176)	(64,385)	(153,044)	(193,980)
Other (expense) income, net	(786)	(10)	(2,134)	87

Loss before income tax expense	(44,962)	(64,395)	(155,178)	(193,893)
Income tax expense	406	291	1,101	742

Net loss	$(45,368)	$(64,686)	$(156,279)	$(194,635)

Net loss per share of common stock, basic and diluted	$(0.67)	$(1.10)	$(2.41)	$(3.47)

Weighted-average shares used in computing net loss per share of common stock, basic and diluted	67,920,575	59,018,867	64,747,020	56,141,354

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(45,368)	$(64,686)	$(156,279)	$(194,635)
Items of other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax of $0 for all periods presented	8	(40)	28	67
Foreign currency translation adjustment	152	(55)	626	(260)

Total other comprehensive income (loss)	160	(95)	654	(193)

Total comprehensive loss	$(45,208)	$(64,781)	$(155,625)	$(194,828)

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(156,279)	$(194,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,524	5,237
Amortization of premiums from investments	263	721
Amortization of intangible assets	657	660
Stock-based compensation expense	79,155	75,560
Impairment of promissory note receivable and related interest receivable	—	717
Loss on early exit of lease	349	—
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	1,316	105
Provision for losses on accounts receivable	102	409
Other	222	(75)
Changes in operating assets and liabilities:
Accounts receivable	4,303	(24,367)
Prepaid expenses and other current assets	(3,613)	(557)
Other assets	(2,318)	(57)
Accounts payable	(1,350)	4,108
Accrued expenses and other current liabilities	(4,261)	(543)
Accrued compensation and benefits	(735)	2,901
Deferred revenue	40,363	49,663
Other long-term liabilities	(801)	(742)

Net cash used in operating activities	(36,103)	(80,895)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,304)	(80,519)
Proceeds from sales of investments	—	7,316
Proceeds from maturities of investments	27,565	73,320
Purchases of property and equipment	(4,401)	(11,065)
Change in restricted cash	26	(11)

Net cash provided by (used in) investing activities	21,886	(10,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,985	8,821
Tax withholding shares	(1,172)	(474)
Payment of contingent consideration related to an acquisition	—	(1,625)
Payment of acquisition-related liability	—	(1,875)
Payments of capital lease liability	(311)	(103)
Payment of fees for line of credit	(79)	—
Proceeds from follow-on public offering, net of issuance costs	—	87,233

Net cash provided by financing activities	13,423	91,977

Effect of exchange rate changes on cash and cash equivalents	1,339	(41)
Net increase in cash and cash equivalents	545	82
Cash and cash equivalents—Beginning of period	53,332	35,748

Cash and cash equivalents—End of period	$53,877	$35,830

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Hortonworks, Inc. (the “Company”) was incorporated in Delaware in 2011 and is an industry-leading innovator that creates, distributes and supports a new class of enterprise data management software solutions built upon open source technology. The Company’s customers use its enterprise-scale data management platforms and services to maximize the value of their data by generating business insights and supporting their predictive and real-time analytic requirements.

The Hortonworks Data Platform (“HDP”®) is a foundational element of the Company’s offerings. HDP is an enterprise-scale data management platform built upon open source software including Apache™ Hadoop®. HDP’s architecture enables the combination of computer servers with local storage and open source software to create a scalable and secure distributed compute and storage platform for large data sets. Within the platform, a computing and resource management framework called Yet Another Resource Negotiator (“YARN”), orchestrates and enables a centralized architecture for batch, interactive and real-time data workloads to be executed simultaneously within a comprehensive security, governance and operational set of services. HDP integrates with existing data center technologies in a way that augments existing data center infrastructures, thus enabling more data to be brought under management.

The Company’s complementary solution, Hortonworks DataFlow (“HDF”™), is an enterprise-scale data ingest and stream processing platform built upon open source software, including Apache NiFi. HDF is architected to support new data types, such as sensor and machine data, server log data, clickstream data, geo-location data and social data. These data sets may be captured at the edge of a network, including a device such as a point of sale terminal, component of machinery or other end-point, and then ingested into HDP. This collected data may then be curated with existing data resident within HDP to support full fidelity and enable real-time analytic use cases.

Today, customers increasingly generate data in the cloud, at the edge of a network and on-premises. This diversity is driving evolutionary changes for the data platform layer. The flexibility of computing resources in the cloud supports on-demand scalability and thus, the underlying data management platforms themselves must evolve to meet the increasing needs for manageability, security and governance. The Hortonworks DataPlane Service (“Hortonworks DPS”™), which integrates with the Company’s HDP and HDF platforms, addresses this need by enabling customers to globally manage, govern and secure data from multiple sources within this hybrid environment. Hortonworks DPS uniquely leverages open source technologies like Apache Atlas to accomplish this while also creating compatibility with a broad array of data center technologies upon which new services and partner applications can be built.

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

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that ASU 2017-09 will have a material impact on its condensed consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The standard requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, the ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The ASU is effective for public companies for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not anticipate that ASU 2017-04 will have a material impact on its condensed consolidated financial statements.

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

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (the “new standard”), which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard requires an entity to recognize the amount of revenue to which it expects to be entitled upon transfer of promised goods or services to customers. The new standard defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used.

In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of the new standard by one year allowing early adoption as of the original effective date of January 1, 2017. The deferral results in the new revenue standard being effective for the Company as of January 1, 2018. Additional ASUs have been issued to amend or clarify the new standard as follows:

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

The Company is continuing to evaluate the impact of the new standard on its accounting policies, processes and system requirements. The Company has assigned internal resources in addition to the engagement of third-party service providers to assist in the evaluation and to provide periodic updates to management and the Audit Committee. In evaluating the risks associated with the adoption of the new accounting standard, the Company has identified and scoped the different revenue streams and reviewed contracts in each revenue stream for terms and conditions that could result in different accounting treatment. Furthermore, the Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. While the Company continues to assess all potential impacts under the new standard, significant impacts are expected to the timing and amount of support subscription and professional services revenue recognized, as well as the capitalization and amortization of contract acquisition costs. In addition, the Company will update certain disclosures, as applicable, included in its filings pursuant to the Securities Exchange Act of 1934, as amended, to meet the requirements of the new standard.

Under current industry-specific software revenue recognition guidance, the Company has concluded it has not established vendor-specific objective evidence of fair value (“VSOE”) for support subscriptions and professional services offerings in multiple-element arrangements where support subscriptions are sold with professional services. The Company recognizes revenue on a ratable basis over the period beginning when both the support subscription and professional services have substantially commenced, and ending at the conclusion of the support subscription or professional services period, whichever is longer. The new standard, which does not retain the concept of VSOE, requires an evaluation of whether support subscriptions and professional services are distinct performance obligations, and therefore should be separately recognized as the respective performance obligations are satisfied based on the standalone selling price for each performance obligation, which may not be on a ratable basis. Based on the Company’s evaluation under the new standard, the timing of revenue recognition will change significantly for professional services bundled in multiple-element arrangements and currently recognized ratably due to lack of VSOE for support subscriptions. In particular, professional services revenue will be recognized in an earlier period and over a shorter timeframe under the new standard as the services are delivered compared to the Company’s current accounting policy under the existing standards and guidance. Also, the timing of recognition will change to begin in an earlier period for some support subscriptions bundled in multiple-element arrangements compared to the Company’s current accounting policy for multiple-element arrangements whereby recognition generally begins when both the support subscription and professional services have substantially commenced.

As part of its preliminary evaluation, the Company has also considered the impact of the guidance in Accounting Standards Codification (“ASC”) 340-40, Other Assets and Deferred Costs; Contracts with Customers, and the interpretations of the FASB TRG for Revenue Recognition from their November 7, 2016 meeting with respect to the capitalization and amortization of incremental costs of obtaining a contract (e.g., sales commissions). For contracts with an expected duration greater than one year, the new standard requires the capitalization of incremental costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided the Company expects to recover the costs. Such capitalized costs are then to be amortized on a systematic basis that is consistent with the transfer to the customer of the services to which such costs relate, and the amortization period may extend beyond the initial contract term if renewal commissions on expected renewals are not commensurate with the commission on the initial contract. Under the Company’s current accounting policy, incremental costs incurred to obtain a contract are expensed when incurred. Thus, the application of the new standard will result in a significant change to the Company’s current accounting policy for contract acquisition costs, which will result in the Company recognizing the expense for contract acquisition costs in a different period, and over a longer period, compared to the Company’s current practice under the existing standards and guidance.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2017, the Company is in the process of implementing changes to its accounting policies, business processes, systems and controls to support recognition and disclosure under the new standard and ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers and related guidance. The Company is also in the process of quantifying the financial impact of adopting these standards and will disclose such impact in 2018.

Recently Adopted Accounting Pronouncements

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

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2017 that are of significance or potential significance to the Company, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Changes in Accounting Policies

The Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting on January 1, 2017. Under ASU No. 2016-09, the Company is permitted to make a one-time accounting policy election to either account for forfeitures as they occur or to estimate forfeitures. The Company elected to account for forfeitures as they occur.

In September 2017, the Company granted performance-based restricted stock units (“PSUs”) that have a market-based performance goal related to the price of the Company’s common stock over forty consecutive trading days anytime during a performance period of four years. The market-based PSUs are valued using the Monte Carlo valuation model.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The updated stock-based compensation expense and income tax accounting policies are as follows:

Stock-Based Compensation Expense

The Company recognizes compensation costs related to employee stock options, time-based restricted stock units (“RSUs”), PSUs and participation in the Company’s 2014 Employee Stock Purchase Plan, as amended (“ESPP”), based on the estimated fair value on the date of grant. The Company estimates the grant date fair value of options using the Black-Scholes option pricing model. The Company estimates the grant date fair value of RSUs and PSUs that are not market-based using the closing market price of the Company’s common stock on the grant date. The Company estimates the grant date fair value of market-based PSUs with pre-established market conditions using the Monte Carlo valuation model. The Company estimates fair value of each ESPP purchase at the beginning of the offering period using the Black-Scholes option pricing model. The respective grant date fair values of stock options, restricted stock, RSUs, PSUs and each ESPP purchase are recognized on a straight-line basis over the requisite service periods, which correspond to the vesting periods.

The Company recognizes compensation costs related to restricted stock granted in connection with an acquisition based upon the fair market value of the underlying shares of common stock.

The Company accounts for stock options and RSUs issued to non-employees based on the fair value of the awards as determined using the Black-Scholes option pricing model and the closing market price of the Company’s common stock, respectively. The fair value of stock options and RSUs granted to non-employees are re-measured each period as the stock options and RSUs vest, and the resulting change in value, if any, is recognized in the condensed consolidated statements of operations during the period the related services are performed.

PSUs allow the recipients of such awards to earn fully vested shares of the Company’s common stock upon the achievement of pre-established performance objectives. For PSUs that are not market-based, stock-based compensation expense is recognized when the performance objective is expected to be achieved. On a quarterly basis, the Company evaluates the performance criteria attainment for these PSUs. The cumulative effect on current and prior periods of a change in the estimated number of PSUs expected to be earned is recognized as compensation expense or as a reduction of previously recognized compensation expense in the period of the revised estimate. For market-based PSUs, stock-based compensation expense is recognized over a “derived” service period. The derived service period is inferred from the Monte Carlo valuation model and may be shorter in duration than the performance period for a particular market-based PSU award. If the PSU award vests as a result of market performance of the Company’s common stock prior to the end of the derived service period, the compensation expense related to the vested award that had not previously been recognized would be recognized upon vesting.

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

2. FAIR VALUE MEASUREMENTS

The following table summarizes the investments in available-for-sale securities (in thousands):

	September 30, 2017
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$2,010	$—	$(1)	$2,009
Commercial paper	3,490	—	—	3,490
Corporate notes and bonds	7,341	2	(1)	7,342

Total investments in available-for-sale securities	$12,841	$2	$(2)	$12,841

	December 31, 2016
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$2,072	$—	$—	$2,072
Certificates of deposit	960	—	—	960
Commercial paper	2,497	—	—	2,497
Corporate notes and bonds	30,347	4	(32)	30,319

Total investments in available-for-sale securities	$35,876	$4	$(32)	$35,848

The contractual maturities of investments in available-for-sale securities were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Gross Amortized Cost	Estimated Fair Value	Gross Amortized Cost	Estimated Fair Value
Due within one year	$12,841	$12,841	$31,792	$31,764
Due after one year through five years	—	—	4,084	4,084

Total investments in available-for-sale securities	$12,841	$12,841	$35,876	$35,848

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2017
	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$4,888	$—	$4,888
Commercial paper	—	3,490	3,490
Short-term investments:
U.S. government securities	—	2,009	2,009
Corporate notes and bonds	—	7,342	7,342

Total financial assets	$4,888	$12,841	$17,729

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company did not make any transfers between Level 1 or Level 2 investments.

Gross unrealized gains and losses were not material as of September 30, 2017 and December 31, 2016. Realized gains and losses were not material for both the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017 and December 31, 2016, there were no securities that were in an unrealized loss position for more than 12 months.

3. INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$4,395	$(1,931)	$2,464

Intangible assets, net	$4,395	$(1,931)	$2,464

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$4,395	$(1,274)	$3,121

Intangible assets, net	$4,395	$(1,274)	$3,121

For both the three months ended September 30, 2017 and 2016, the Company recognized amortization expense for intangible assets of $0.2 million and for both the nine months ended September 30, 2017 and 2016, the Company recognized amortization expense for intangible assets of $0.7 million in operating expenses. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remaining three months of 2017 and each of the succeeding 12 month periods ending December 31, 2018, 2019 and 2020 is $0.2 million, $0.9 million, $0.9 million and $0.5 million, respectively.

4. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has a number of operating lease agreements primarily involving office space and data center facilities. These leases are non-cancelable with original lease periods up to 15 years, which expire between 2017 and 2031. Some of these operating lease agreements have free or adjustable rent provisions. Lease expense is recognized on a straight-line basis over the lease term. The Company subleases some excess capacity to subtenants under non-cancelable operating leases.

Rent expense incurred under operating leases was $2.5 million for both the three months ended September 30, 2017 and 2016 and $7.3 million for both the nine months ended September 30, 2017 and 2016.

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

On February 29, 2016, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of California, captioned Monachelli v. Hortonworks, Inc., Case No. 3:16-cv-00980-SI. The lawsuit names as defendants the Company, Robert G. Bearden, and Scott J. Davidson. Plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly making materially false and misleading statements regarding the Company’s business and operations. On June 1, 2016, the court entered an order appointing a lead plaintiff and lead counsel. On July 28, 2016, the lead plaintiff and another named plaintiff filed an amended complaint seeking to represent a class of persons who purchased or otherwise acquired Hortonworks’ securities between August 5, 2015 and January 15, 2016, inclusive, and seeking class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On December 5, 2016, the court granted defendants’ motion to dismiss the amended complaint, with leave to amend. The parties thereafter engaged in settlement negotiations and have agreed to a class-wide settlement that would not have a material effect on the Company’s financial statements. On October 10, 2017, the Court issued an order and final judgment granting approval of the proposed settlement and dismissing the matter with prejudice.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

On April 13, 2017, a derivative action was filed in the Court of Chancery of the State of Delaware, captioned Steinberg v. Bearden, et al., Case No. 2017-0286-AGB, purportedly filed by a Hortonworks shareholder on behalf of the Company against certain of the Company’s directors and executive officers. The derivative complaint alleges that the defendants breached their fiduciary duties to the Company and allegedly made false or misleading statements regarding the Company’s business and operations. The derivative action includes claims for, among other things, unspecified damages in favor of the Company, corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the derivative plaintiffs, including attorneys’ fees. On July 3, 2017, defendants filed a motion to dismiss the complaint. Because the action is in the early stages of the litigation process, the Company is unable to assess whether any loss or adverse effect on its financial condition is probable or remote or to estimate the range of potential loss, if any.

5. DEBT

Revolving Credit Agreement

The Company entered into a $30.0 million two-year senior secured revolving credit agreement with Silicon Valley Bank (the “Bank”) on November 2, 2016 and amended such agreement on June 26, 2017 and September 22, 2017 (as amended, the “Credit Agreement”). Amounts outstanding under the Credit Agreement are payable on or before November 2, 2018 and will accrue interest per annum at a rate equal to the Bank’s prime rate plus 0.50 percent. Any outstanding loans drawn under the Credit Agreement may be paid at any time prior to maturity. Pursuant to the terms of the Credit Agreement, the Company agreed to pay an annual facility fee equal to 0.50 percent of the aggregate amount of the revolving credit facility commitments and an unused line fee of 0.35 percent per annum on the unused commitments. The Credit Agreement currently has no subsidiary guarantors.

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

As of September 30, 2017, the Company had no borrowings outstanding under the Credit Agreement and was in compliance with all financial covenants.

6. STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock

Each share of common stock is entitled to one vote for matters to be voted on by the stockholders of the Company. The holders of common stock are also entitled to receive dividends whenever declared by the Board of Directors from legally available funds. The Company has not paid a dividend since its inception, and has no current plans to do so.

2011 Stock Option and Grant Plan

In December 2014, in connection with the closing of the Company’s IPO, the Hortonworks, Inc. 2011 Stock Option and Grant Plan, as amended (the “2011 Plan”), was terminated and shares authorized for issuance under the 2011 Plan were canceled (except for those shares reserved for issuance upon exercise of outstanding stock options). As of September 30, 2017, options to purchase 4,743,019 shares of common stock were outstanding under the 2011 Plan pursuant to their original terms and no shares were available for future grant.

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

In September 2017, under the Amended 2014 Plan, the Company granted 714,711 market-based PSUs to our Chief Executive Officer that vest upon (a) the achievement of a specific market-based performance goal related to the price of our common stock over forty consecutive trading days during a performance cycle of four years, with such performance cycle commencing on September 10, 2017 and (b) the Chief Executive Officer remaining employed through achievement of the performance goal. If the Company achieves the performance goal within the performance cycle, and the Chief Executive Officer remains employed through such achievement, 100 percent of the PSUs will vest.

As of September 30, 2017, options to purchase shares of stock, RSUs and PSUs covering an aggregate of 13,251,586 shares of common stock were outstanding under the Amended 2014 Plan.

On January 1, 2017, the shares reserved for issuance under the Amended 2014 Plan increased by 3,071,470, resulting in 22,579,224 total shares reserved for issuance under the Amended 2014 Plan as of September 30, 2017, of which 900,394 shares remained available for issuance.

2014 Employee Stock Purchase Plan

The Company’s ESPP was adopted and approved by the Company’s Board of Directors in September 2014, was adopted and approved by the Company’s stockholders in November 2014, and was amended in August 2015 to allow employees of certain of the Company’s non-U.S. subsidiaries to participate in the ESPP. The ESPP reserves and authorizes the issuance of up to a total of 2,500,000 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2015, by the lesser of (i) 1,000,000 shares of common stock, (ii) one percent of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or (iii) such lesser number of shares as determined by the ESPP administrator. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. On January 1, 2017, the shares reserved for issuance increased by 614,294 resulting in total shares reserved for issuance under the ESPP of 4,006,767 as of September 30, 2017, of which 1,933,343 remained available for purchase.

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

As of September 30, 2017, there was $2.3 million of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.58 years.

Stock Options

A summary of information related to stock options for the nine months ended September 30, 2017 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding—December 31, 2016	7,430,094	$9.81	6.73	$16,523
Options granted	—	—
Options exercised	(1,477,534)	5.14
Options canceled/forfeited	(607,181)	16.49

Outstanding—September 30, 2017	5,345,379	$10.34	6.22	$37,892

Vested and expected to vest—September 30, 2017	5,345,379	$10.34	6.22	$37,892

Exercisable—September 30, 2017	4,477,120	$9.45	6.08	$35,277

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised for the three months ended September 30, 2017 and 2016 was $7.4 million and $2.8 million, respectively, and for the nine months ended September 30, 2017 and 2016 was $12.8 million and $10.9 million, respectively.

Restricted Stock

A summary of information related to restricted stock for the nine months ended September 30, 2017 is presented below:

	Number of Shares Issued Outside the Stock Plans	Weighted- Average Grant Date Fair Value Per Share (*)
Unvested balance—December 31, 2016	275,835	$23.76
Granted	—	—
Vested	(137,916)	23.76
Canceled/forfeited	—	—

Unvested balance—September 30, 2017	137,919	$23.76

(*)

The weighted-average grant date fair value per share relates to 1,424,946 shares of restricted stock paid as part of the acquisition of Onyara, Inc., of which 137,919 shares are unvested as of September 30, 2017.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

No restricted stock was granted during the three or nine months ended September 30, 2017. The fair value of the restricted stock vested during both the three and nine months ended September 30, 2017 was $2.3 million and the fair value of the restricted stock vested during the three and nine months ended September 30, 2016 was $2.5 million and $4.5 million, respectively.

As of September 30, 2017, there was $9.5 million of unrecognized stock-based compensation expense related to unvested stock options and restricted stock to be recognized over a weighted-average period of 0.90 years.

Restricted Stock Units and Performance-Based Restricted Stock Units

A summary of information related to RSUs and PSUs for the nine months ended September 30, 2017 is presented below:

	Number of Shares Issued Under Stock Plans	Weighted-Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2016	11,261,011	$13.21
Granted	9,617,549	12.29
Vested	(5,624,247)	12.32
Canceled/forfeited	(2,605,087)	12.07

Unvested balance—September 30, 2017	12,649,226	$13.11

The fair value of the RSUs and PSUs that vested during the three months ended September 30, 2017 and 2016 was $24.7 million and $6.1 million, respectively. The fair value of the RSUs and PSUs that vested during the nine months ended September 30, 2017 and 2016 was $69.9 million and $20.2 million, respectively.

As of September 30, 2017, there was $131.8 million of unrecognized stock-based compensation expense related to RSUs and PSUs to be recognized over a weighted-average period of 1.62 years.

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

The number of shares of restricted stock and early exercised options to purchase common stock outstanding subject to the Company’s right of repurchase as of September 30, 2017 and December 31, 2016 was 15,553 and 30,708, respectively, which had repurchase prices ranging from $8.46 to $14.22 per share. The liability for shares subject to repurchase as of September 30, 2017 and December 31, 2016 was $0.2 million and $0.4 million, respectively.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Stock-Based Compensation Expense

Total stock-based compensation expense, including stock-based compensation expense to non-employees, by category was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$2,090	$1,332	$5,489	$4,107
Sales and marketing	10,011	7,650	26,606	19,308
Research and development	9,463	9,810	30,401	26,392
General and administrative	6,969	5,428	16,659	25,753

Total stock-based compensation expense	$28,533	$24,220	$79,155	$75,560

In February 2016, one of the executives of the Company voluntarily canceled a stock option to purchase 1,185,000 shares. As a result, the Company recognized in general and administrative expense a stock-based compensation expense of $10.0 million during the nine months ended September 30, 2016.

Warrants

In July 2011, the Company issued a warrant to purchase 6,500,000 shares of Series A preferred stock at an exercise price of $0.005 per share. The warrant was issued to Yahoo! Inc. (“Yahoo!”) in connection with the Company’s Series A financing and the transactions contemplated thereby, including commercial agreements with Yahoo! providing for support subscription offerings and certain rights to technology. As of September 30, 2017, the warrant was exercisable into 3,250,000 shares of common stock.

In June 2014, the Company issued to Yahoo! a warrant to purchase a number of shares of common stock up to one percent of the sum of (i) 45,585,496, plus (ii) the number of shares of Series D preferred stock or shares of such stock issuable upon exercise of warrants to purchase such stock (on an as converted to common stock basis) issued or issuable upon exercise of warrants to purchase Series D preferred stock that were sold, if any, by the Company during the period commencing on June 9, 2014 and ending immediately prior to the occurrence of a corporate event at an exercise price of $8.46 per share. As of September 30, 2017, the warrant was exercisable into 476,368 shares of common stock.

Each warrant expires nine years from the date of issuance. The warrants vested upon consummation of the Company’s IPO in December 2014. As of September 30, 2017, neither warrant had been exercised into shares of common stock.

7. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less restricted common stock and common stock issued that is subject to repurchase, and excludes any dilutive effects of share-based awards. Diluted net loss per share of common stock is computed giving effect to all potential dilutive shares of common stock. As the Company had net losses for the three and nine months ended September 30, 2017 and 2016, all potential shares of common stock were determined to be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(45,368)	$(64,686)	$(156,279)	$(194,635)

Weighted-average shares used in computing net loss per share of common stock	67,920,575	59,018,867	64,747,020	56,141,354

Net loss per share, basic and diluted	$(0.67)	$(1.10)	$(2.41)	$(3.47)

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented since including them would have been anti-dilutive:

	As of September 30,
	2017	2016
Common stock warrants	3,250,000	3,250,000
Exercise and conversion of common stock warrants	476,368	476,368
Common stock subject to repurchase	15,553	40,380
Outstanding stock options	5,345,379	8,052,080
Unvested restricted stock, RSUs and PSUs	12,787,145	11,017,664
Estimated ESPP shares to be issued	68,212	117,759

Total	21,942,657	22,954,251

8. INCOME TAXES

The effective tax rate for the three months ended September 30, 2017 was (0.9) percent compared to (0.5) percent for the same period of 2016. The effective tax rate for the nine months ended September 30, 2017 was (0.7) percent compared to (0.4) percent for the same period of 2016. The income tax expense for the three and nine months ended September 30, 2017 and 2016 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences and full valuation allowance against net deferred tax assets.

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

The Company has historically presented revenue by country, determined by location of sales office. As the Company continues to expand its international operations, presenting revenue by customer domicile enhances the segment disclosure as it is more representative of the Company’s geographic revenue.

The following table summarizes the Company’s revenue by customer domicile. Prior period amounts have been revised to conform with current presentation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$48,830	$35,067	$135,049	$99,736
United Kingdom	5,385	6,669	16,106	14,736
Rest of world	14,786	5,787	35,649	18,030

Total revenue	$69,001	$47,523	$186,804	$132,502

The Company’s long-lived assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

10. SUBSEQUENT EVENT

Amended and Restated Revolving Credit Agreement

On November 1, 2017, the Company entered into a $50.0 million senior secured revolving credit agreement with the Bank, documented as an amendment and restatement of its two-year senior secured revolving credit facility dated November 2, 2016 with the Bank (as amended and restated, the “Amended and Restated Credit Agreement”). The proceeds from borrowings under the Amended and Restated Credit Agreement, if any, are expected to be used for general corporate purposes. Amounts outstanding under the Amended and Restated Credit Agreement are payable on or before November 1, 2020 and will accrue interest per annum at a rate equal to the London Interbank Offered Rate plus 3.50 percent. Pursuant to the terms of the Amended and Restated Credit Agreement, the Company agreed to pay an annual facility fee equal to 0.50 percent of the aggregate amount of the revolving credit facility commitments and an unused line fee of 0.45 percent per annum on the unused commitments. The Amended and Restated Credit Agreement contains customary negative covenants and certain financial covenants that require the Company to maintain a minimum trailing 12-month non-GAAP operating profit and a minimum adjusted quick ratio.

There are no borrowings outstanding under the Amended and Restated Credit Agreement as of the date of this filing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission. This discussion contains statements that are not historical in nature, are predictive, that depend upon or refer to future events or conditions or contain forward-looking statements. Such statements are based upon current expectations that involve risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such statements. Various factors could cause or contribute to such a difference, including, but not limited to, those identified below and discussed in Item 1A—“Risk Factors” and in other parts of this quarterly report.

Overview

Hortonworks, Inc. (“Hortonworks,” the “Company,” “we” or “us”) is an industry-leading innovator that creates, distributes and supports a new class of enterprise data management software solutions built upon open source technology. Our customers use our enterprise-scale data management platforms and services to maximize the value of their data by generating business insights and supporting their predictive and real-time analytic requirements.

The Hortonworks Data Platform (“HDP”) is a foundational element of our offerings. HDP is an enterprise-scale data management platform built upon open source software including Apache Hadoop. HDP’s architecture enables the combination of computer servers with local storage and open source software to create a scalable and secure distributed compute and storage platform for large data sets. Within the platform, a computing and resource management framework called Yet Another Resource Negotiator (“YARN”), orchestrates and enables a centralized architecture for batch, interactive and real-time data workloads to be executed simultaneously within a comprehensive security, governance and operational set of services. HDP integrates with existing data center technologies in a way that augments existing data center infrastructures, thus enabling more data to be brought under management.

Our complementary solution, Hortonworks DataFlow (“HDF”), is an enterprise-scale data ingest and stream processing platform built upon open source software, including Apache NiFi. HDF is architected to support new data types, such as sensor and machine data, server log data, clickstream data, geo-location data and social data. These data sets may be captured at the edge of a network, including a device such as a point of sale terminal, component of machinery or other end-point, and then ingested into HDP. This collected data may then be curated with existing data resident within HDP to support full fidelity and enable real-time analytic use cases.

Today, customers increasingly generate data in the cloud, at the edge of a network and on-premises. This diversity is driving evolutionary changes for the data platform layer. The flexibility of computing resources in the cloud supports on-demand scalability and thus, the underlying data management platforms themselves must evolve to meet the increasing needs for manageability, security and governance. The Hortonworks DataPlane Service (“Hortonworks DPS”), which integrates with our HDP and HDF platforms, addresses this need by enabling customers to globally manage, govern and secure data from multiple sources within this hybrid environment. Hortonworks DPS uniquely leverages open source technologies like Apache Atlas to accomplish this while also creating compatibility with a broad array of data center technologies upon which new services and partner applications can be built.

We employ a differentiated strategic approach in that we are committed to continuously driving innovation and market adoption of Apache Hadoop, Apache NiFi and associated open source technologies within the Apache Software Foundation open source ecosystem. We do this by sharing all of our open source product development with the community in order to further advance open source technology development and functionality, which is ultimately consumed by enterprise customers of all types and sizes. We distribute the HDP and HDF software under the Apache open source license in order to provide broad rights for recipients of the software to use, copy, modify and redistribute the software. Consistent with our open source approach, we generally make HDP and HDF available free of charge.

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

Our ability to successfully implement these strategies is subject to challenges, risks and uncertainties. In our efforts to achieve profitability, we have placed and will continue to place an emphasis on investing within our support subscription sales efforts to try to drive increased revenue in both support subscriptions and professional services. If these support subscription sales efforts are not successful, due to unsuccessful execution, increased competition, or other factors, we will find it difficult to add new support subscription customers, and our revenue will not grow as quickly as we would like, and may decline. In addition, our longer-term strategy of leveraging our partners to provide an increasing proportion of professional services to our customers presents certain challenges. This strategy requires us to make upfront expenditures and devote time and attention to cultivating relationships. If we are unable to identify and engage suitable partners that are able to provide such services, or if our partners are unable to provide professional services at the quality level that our customers expect, we may not be able to achieve this transition as quickly as we would like, or at all. We expect that our ability to successfully implement this strategy will have a material impact on whether we can achieve, or sustain, profitability, due to the difference in gross margins on our support subscriptions versus our professional services. If the percentage of our total revenue that comes from professional services does not decrease over time as we expect, or if our subscription revenue does not continue to grow, then our ability to achieve profitability will be negatively impacted. In addition, as we have not established vendor-specific objective evidence of fair value (“VSOE”) for professional services offerings, our results of operations could fluctuate significantly from period to period in ways that do not correlate with our underlying professional service business performance through at least the end of fiscal year 2017. Effective January 1, 2018, we will be adopting Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), the effects of which we are continuing to evaluate. See Note 1—“Description of Business and Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements for more information.

We have achieved significant growth in recent periods. Our revenue for the three months ended September 30, 2017 and 2016 was $69.0 million and $47.5 million, respectively, and our revenue for the nine months ended September 30, 2017 and 2016 was $186.8 million and $132.5 million, respectively. We incurred net losses for the three months ended September 30, 2017 and 2016 of $45.4 million and $64.7 million, respectively, and net losses for the nine months ended September 30, 2017 and 2016 of $156.3 million and $194.6 million, respectively. We have reduced our cash used in operating activities to $36.1 million from $80.9 million in the nine months ended September 30, 2017 and 2016, respectively.

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

Investing for Growth. We will continue to focus on long-term growth. We believe that our market opportunities (including HDP, HDF and Hortonworks DPS) are large and underpenetrated, and we will continue to invest significantly in sales and marketing to grow our customer base, expand within existing support subscription customers and grow internationally to drive additional revenue. We also expect to invest in research and development to enhance and expand our offerings. To enable our growth, we plan to further invest in other operational and administrative functions including, but not limited to, our customer support organization that provides the basis for customer retention and further expansion. We expect to continue to use the net proceeds from our initial public offering (“IPO”), the concurrent private placement and our follow-on public offering to fund these growth strategies and do not expect to be profitable in the near future. We also intend to leverage business partners for the delivery of professional services. We believe that our sales and marketing, research and development and general and administrative costs will decrease as a percentage of revenue in the long term as we are able to reach economies of scale and achieve process improvements and other operational efficiencies. With this increased operating leverage, we expect our gross and operating margins to increase in the long term.

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

Dollar-Based Net Expansion Rate. We believe that our ability to retain our customers and expand their support subscription revenue over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of nodes, data under management and/or the scope of the support subscription agreements. We calculate dollar-based net expansion rate as of a given date as the aggregate annualized subscription contract value as of that date from those customers that were also customers as of the date 12 months prior, divided by the aggregate annualized subscription contract value from all customers as of the date 12 months prior. We calculate annualized support subscription contract value for each support subscription customer as the total subscription contract value as of the reporting date divided by the number of years for which the support subscription customer is under contract as of such date. We report the trailing four-quarter average dollar-based net expansion rate as of each period end. The dollar-based net expansion rate as of September 30, 2017 and December 31, 2016 was 121 percent and 131 percent, respectively.

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

Total Support Subscription Customers. We believe total support subscription customers is a key indicator of our market penetration, growth and future revenue. In order to grow our customer base, we have aggressively invested in and intend to continue to invest in our direct sales team, as well as to pursue additional partnerships within our indirect sales channel. We generally define a support subscription customer as an entity with an active support subscription as of the measurement date. In situations where there are multiple contracts with multiple subsidiaries or divisions, universities, or governmental organizations of a single entity, the entity is counted once. Our total support subscription customer count was approximately 1,300 as of September 30, 2017 compared to approximately 1,000 as of September 30, 2016.

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

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Support subscription and professional services revenue:
Support subscription	$53,198	$32,468	$141,088	$91,120
Professional services	15,803	15,055	45,716	41,382

Total support subscription and professional services revenue	69,001	47,523	186,804	132,502
Cost of revenue:
Support subscription	8,765	6,400	22,148	17,181
Professional services	12,578	13,375	37,517	37,011

Total cost of revenue	21,343	19,775	59,665	54,192

Gross profit	47,658	27,748	127,139	78,310
Operating expenses:
Sales and marketing	48,176	48,807	148,921	137,065
Research and development	24,533	26,028	77,518	73,633
General and administrative	19,125	17,298	53,744	61,592

Total operating expenses	91,834	92,133	280,183	272,290

Loss from operations	(44,176)	(64,385)	(153,044)	(193,980)
Other (expense) income, net	(786)	(10)	(2,134)	87

Loss before income tax expense	(44,962)	(64,395)	(155,178)	(193,893)
Income tax expense	406	291	1,101	742

Net loss	$(45,368)	$(64,686)	$(156,279)	$(194,635)

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Support subscription and professional services revenue:
Support subscription	$53,198	$32,468	64%	$141,088	$91,120	55%
Professional services	15,803	15,055	5%	45,716	41,382	10%

Total support subscription and professional services revenue	$69,001	$47,523	45%	$186,804	$132,502	41%

Support subscription revenue for the three and nine months ended September 30, 2017 increased $20.7 million and $50.0 million, respectively, compared to the same periods in 2016. The increases were primarily due to sales of additional support subscriptions to our existing customers as well as growth in our support subscription customer base.

Professional services revenue for the three and nine months ended September 30, 2017 increased $0.7 million and $4.3 million, respectively, compared to the same periods in 2016. The increases were primarily due to the growth in our support subscription customer base.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Cost of revenue:
Cost of support subscription	$8,765	$6,400	37%	$22,148	$17,181	29%
Cost of professional services	12,578	13,375	(6)%	37,517	37,011	1%

Total cost of revenue	$21,343	$19,775	8%	$59,665	$54,192	10%

Cost of support subscription revenue increased $2.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily attributable to a $1.9 million increase in employee-related expenses as a result of an increase in headcount to support new customer growth. Cost of support subscription revenue increased $5.0 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily attributable to a $4.2 million increase in employee-related expenses as a result of an increase in headcount to support new customer growth.

Cost of professional services revenue decreased $0.8 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was primarily attributable to a decrease in employee-related expenses. Cost of professional services revenue increased $0.5 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily attributable to an increase in employee-related expenses.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Sales and marketing	$48,176	$48,807	(1)%	$148,921	$137,065	9%

Sales and marketing expenses decreased $0.6 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was primarily attributable to a $1.4 million combined decrease in roadshows, DataWorks Summit/Hadoop Summit, equipment and systems and travel expenses. These decreases were partially offset by an increase in employee-related expenses of $1.0 million, which included $2.4 million of stock-based compensation expense, primarily related to restricted stock units (“RSUs”) granted to new employees and existing employees. Sales and marketing expenses increased $11.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily attributable to an increase in employee-related expenses of $12.5 million, which included $7.3 million of stock-based compensation expense, primarily related to RSUs granted to new employees and existing employees.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Research and development	$24,533	$26,028	(6)%	$77,518	$73,633	5%

Research and development expenses decreased $1.5 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was primarily attributable to a decrease in employee-related expenses of $1.7 million. Research and development expenses increased $3.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily attributable to an increase in employee-related expenses of $3.7 million, which included $4.0 million of stock-based compensation expense, primarily related to RSUs granted to existing employees.

General and Administrative

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016
	(in thousands)			(in thousands)
General and administrative	$19,125	$17,298	11%	$53,744	$61,592	(13)%

General and administrative expenses increased $1.8 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily attributable to an increase in employee-related expenses of $1.8 million, which included $1.5 million of stock-based compensation expense, primarily related to RSUs and performance-based restricted stock units (“PSUs”) granted to existing employees. General and administrative expenses decreased $7.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was primarily attributable to a decrease in employee-related expenses of $8.0 million, which included a $9.1 million decrease of stock-based compensation expense due to the accelerated recognition of $10.0 million of expense related to one of our executives’ voluntary cancellation of stock options to purchase 1,185,000 shares in February 2016 for which there was no similar expense in the nine months ended September 30, 2017. Within general and administrative expenses, there was also a decrease related to a $0.7 million impairment charge on our promissory note and related interest receivable recognized during the nine months ended September 30, 2016, for which there was no similar expense in the nine months ended September 30, 2017, offset by an increase of $0.7 million in outside services primarily related to the implementation efforts of new revenue recognition standards.

Liquidity and Capital Resources

As of September 30, 2017, our principal sources of liquidity were cash and cash equivalents and investments totaling $63.2 million, compared to $89.2 million at December 31, 2016, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and commercial paper, and our short-term investments are comprised primarily of U.S. government securities, certificates of deposit, commercial paper and corporate notes and bonds. The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(36,103)	$(80,895)
Cash provided by (used in) investing activities	21,886	(10,959)
Cash provided by financing activities	13,423	91,977

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

Our expected future capital requirements depends on many factors, including customer retention and expansion, the timing and extent of spending on platform development efforts, the expansion of sales, marketing and product management activities and ongoing investments to support the growth of our business in the United States and internationally. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms that are acceptable to us or at all. If we are unable to raise additional capital when necessary or desirable, our business, results of operations and financial condition could be adversely affected.

Operating Activities

Our largest source of operating cash inflows is from sales of our support subscriptions and professional services. Our primary uses of cash from operating activities are for personnel costs, which are allocated across cost of sales, sales and marketing, research and development and general and administrative expenses.

After our net loss of $156.3 million was adjusted to exclude non-cash items, operating activities used $36.1 million of cash during the nine months ended September 30, 2017. During the nine months ended September 30, 2017, significant non-cash items included stock-based compensation expense of $79.2 million and depreciation and amortization expense of $7.4 million. Changes in our operating assets and liabilities resulted in net cash generated of $31.6 million during the nine months ended September 30, 2017 and were primarily related to an increase of $40.4 million in deferred revenue as a result of growth in our support subscription customer base, coupled with our ratable revenue recognition of multiple-element arrangement professional services revenue due to our lack of VSOE for support subscriptions and professional services offerings and a decrease of $4.3 million in accounts receivable due to the timing of customer collections. The changes in deferred revenue and accounts receivable during the nine months ended September 30, 2017 were partially offset by cash utilized as a result of a $4.3 million decrease in accrued expenses and other current liabilities, a $3.6 million increase in prepaid expenses and other current assets, a $2.3 million increase in other assets and a $1.4 million decrease in accounts payable due to the timing of vendor payments.

After our net loss of $194.6 million was adjusted to exclude non-cash items, operating activities used $80.9 million of cash during the nine months ended September 30, 2016. During the nine months ended September 30, 2016, significant non-cash items included stock-based compensation expense of $75.6 million which was primarily due to an increase in headcount and the accelerated recognition of $10.0 million in stock-based compensation expense related to one of our executives’ voluntary cancellation of stock options to purchase 1,185,000 shares in February 2016. Non-cash items also included depreciation and amortization expense of $6.6 million and an impairment charge on our promissory note and related interest receivable of $0.7 million. Changes in our operating assets and liabilities resulted in net cash generated of $30.4 million during the nine months ended September 30, 2016 primarily due to an increase of $49.7 million in deferred revenue as a result of growth in our support subscription customer base, coupled with our ratable revenue recognition of multiple-element arrangement professional services revenue due to our lack of VSOE for support subscriptions and professional services offerings. Cash was also generated during the nine months ended September 30, 2016 from a $4.1 million increase in accounts payable due to the timing of vendor payments as well as a $2.9 million increase in accrued compensation and benefits which was offset by cash utilized as a result of a $24.4 million increase in accounts receivable due to the timing of customer collections.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2017 was $21.9 million. The primary inflow of cash associated with investing activities during the nine months ended September 30, 2017 was related to the maturity of investments of $27.6 million, which was partially offset by purchases of property and equipment and investments of $4.4 million and $1.3 million, respectively.

Cash used in investing activities for the nine months ended September 30, 2016 was $11.0 million. The primary outflow of cash associated with investing activities during the nine months ended September 30, 2016 was related to the purchases of investments and property and equipment of $80.5 million and $11.1 million, respectively, offset by sales and maturity of investments of $80.6 million.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2017 was $13.4 million, and were primarily related to the proceeds related to the issuance of common stock of $15.0 million which was partially offset by $1.2 million of payments to satisfy the tax liabilities of employees upon vesting of equity awards.

Cash provided by financing activities for the nine months ended September 30, 2016 was $92.0 million which included net proceeds from our follow-on public offering and proceeds related to the issuance of common stock of $87.2 million and $8.8 million, respectively. These proceeds were partially offset by the payments of an acquisition-related liability and a contingent consideration related to an acquisition of $1.9 million and $1.6 million, respectively, during the nine months ended September 30, 2016.

Revolving Credit Facility

We maintain a senior secured revolving credit facility with Silicon Valley Bank (the “Bank”). On November 2, 2016, we entered into a $30.0 million senior secured revolving credit facility with the Bank (the “Original Credit Agreement”), and on November 1, 2017, we entered into a $50.0 million senior secured revolving credit facility with the Bank, documented as an amendment and restatement of the Original Credit Agreement (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility matures on November 1, 2020 and currently has no subsidiary guarantors. Any outstanding loans drawn under it are due at maturity. Outstanding borrowings may be paid at any time prior to maturity. In addition, we are required to keep customary cash balances at the Bank.

As of September 30, 2017, we had no borrowings outstanding under our Original Credit Agreement and we are in compliance with all financial covenants, which included maintaining a minimum trailing consolidated adjusted earnings before interest, taxes, depreciation and amortization and a minimum adjusted quick ratio.

Contractual Obligations and Other Commitments

As of September 30, 2017, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

Through September 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

In September 2017, we granted PSUs that have a market-based performance goal related to the price of our common stock. The market-based PSUs are valued using the Monte Carlo valuation model.

The stock-based compensation expense accounting policy has been updated as follows:

Stock-Based Compensation Expense

We recognize compensation costs related to stock options granted to employees based on the estimated fair value on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option pricing model. The grant date fair value is recognized on a straight-line basis over the requisite service period, which corresponds with the vesting period.

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

•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock-based award.

•	Expected dividend. The expected dividend is assumed to be zero, as we have never paid dividends on our common stock and have no current plans to do so.

We will continue to use judgment in evaluating the expected volatility and expected term utilized for our stock-based compensation calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to the estimates of our expected volatility and expected term, which could impact our future stock-based compensation expense.

Stock-based compensation expense related to RSUs is based on the fair value of our common stock on the grant date, which equals the closing market price of our common stock on the grant date. For RSUs, we recognize compensation expense on a straight-line basis over the requisite service period, which corresponds with the vesting period.

PSUs allow the recipients of such awards to earn fully vested shares of our common stock upon the achievement of pre-established performance objectives. For PSUs that are not market-based, we base stock-based compensation expense on the fair value of our common stock on the grant date, which equals the closing market price of our common stock on the grant date. This compensation expense is recognized when the performance objective is expected to be achieved. On a quarterly basis, we evaluate the performance criteria attainment. The cumulative effect on current and prior periods of a change in the estimated number of PSUs expected to vest is recognized as compensation expense or as reduction of previously recognized compensation expense in the period of the revised estimate.

For PSUs that are market-based, we base stock-based compensation expense on the fair value of our common stock on the grant date, which is determined by using the Monte Carlo valuation model.

The Monte Carlo pricing model requires the use of highly subjective and complex assumptions, including the expected term and the price volatility of the underlying stock, which determine the fair value. These assumptions include:

•	Expected term. The full contractual term is used to determine the “derived service period” which could be shorter than the full contractual term.

•

Expected volatility. Due to the limited history of our common stock, the expected volatility was derived from the average historical stock volatilities of several unrelated public companies within our industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock-based award.

•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the derived service period of the stock-based award.

•	Expected dividend. The expected dividend is assumed to be zero, as we have never paid dividends on our common stock and have no current plans to do so.

Stock-based compensation expense related to restricted stock granted in connection with an acquisition is based upon the fair market value of the underlying shares of common stock.

We account for stock options and RSUs issued to non-employees based on the fair value of the awards as determined using the Black-Scholes option pricing model and the closing market price of our common stock, respectively. The fair value of stock options and RSUs granted to non-employees are re-measured each period as the stock options and RSUs vest, and the resulting change in value, if any, is recognized in the condensed consolidated statements of operations during the period the related services are performed.

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

Interest Rate Risk

Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and investments totaling $63.2 million as of September 30, 2017. Cash and cash equivalents are comprised primarily of cash deposits, money market funds and commercial paper. Our short-term investments are primarily comprised of U.S. government securities and corporate notes and bonds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Due to the predominantly short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

The interest rate under our revolving credit facility is variable; accordingly, interest expense for periods in which amounts are outstanding under the revolving credit facility could be adversely affected by increases in interest rates. As of September 30, 2017, we had no outstanding balance under our revolving credit facility. For additional description of our revolving credit facility, refer to Note 5—“Debt” in the notes to our condensed consolidated financial statements.

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

Changes in Internal Control

During the three months ended September 30, 2017, management continued to evaluate the impact of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) and Accounting Standards Codification 340-40, Other Assets and Deferred Costs; Contracts with Customers (the “new standard”) on its accounting policies, processes and system requirements. New processes were implemented to identify and review contracts amongst our revenue streams for terms and conditions without making any changes to the existing controls, that could result in different accounting treatment. Periodic updates were provided to management and the Audit Committee regarding the evaluation of the impact of the new standard. Management is in the process of implementing a new revenue module in the existing financial system of record, gathering information to support the adoption of the new standard and evaluating analyses used in the development of disclosures required by the new standard.

As we continue to assess impacts under the new standard, we expect there will be additional changes to internal control over financial reporting. Other than the items described above, there were no other changes to internal control over financial reporting during the three months ended September 30, 2017, that materially affected internal control over financial reporting or are reasonably likely to materially affect it.

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

We have incurred net losses since our inception, including net losses of $156.3 million and $194.6 million for the nine months ended September 30, 2017 and 2016, respectively. As a result, we had an accumulated deficit of $859.5 million as of September 30, 2017. It is difficult for us to predict our future results of operations because the market for our solutions is rapidly evolving and has not yet reached widespread adoption. We may not achieve sufficient revenue to attain and maintain profitability. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales, expand and improve the effectiveness of our distribution channels, and continue to invest in the development of our Connected Data Platforms, the Hortonworks Data Platform (“HDP”), Hortonworks DataFlow (“HDF”), Hortonworks Cybersecurity Platform (“HCP”) and other offerings. In addition, as we grow and as a result of being a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenses, we will have to generate and sustain increased revenue to be profitable in future periods. Any failure by us to sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

We have a limited operating history, which makes it difficult to predict our future results of operations.

We were incorporated in 2011 and introduced our first solution in 2012. As a result of our limited operating history, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth has been inconsistent, has benefited from transactions with related parties and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including an increase in multi-year arrangements, slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. It could also become increasingly difficult to predict revenue as our mix of annual, multi-year and other types of arrangements changes as a result of our expansion into cloud-based offerings. Finally, we have also encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties and our future revenue growth (each of which we use to plan our business) are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We do not have an adequate history with our offerings or pricing models to accurately predict the long-term rate of customer renewals or adoption, or the impact these renewals and adoption will have on our revenue or results of operations.

We have limited experience with respect to determining the optimal prices for our support subscription, professional services, on-premises and cloud-based offerings. As the markets for our offerings mature, or as competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, large customers, which are the focus of our sales efforts, may demand greater price concessions. As a result, in the future, we may be required to reduce our prices, which could harm our revenue, gross margins, financial position and cash flows. Furthermore, while the terms of our support subscription, professional services, on-premises and cloud-based offering agreements limit the number of supported nodes or the size of supported data sets, such limitations may be improperly circumvented or otherwise bypassed by certain users.

We expect to derive a significant portion of our revenue from renewals of existing customer agreements. As a result, customers renewing and expanding their relationships with us will be critical to our business. Our customers have no obligation to continue their relationships with us after the expiration of the initial agreement period and may renew for fewer elements of our offerings or on different pricing terms. We have limited historical data with respect to customer renewals, including those arrangements which also allow the customer the ability to potentially impact the direction and development of the underlying open source solution, so we cannot accurately predict customer renewals. Our customers’ renewals may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our pricing or our offerings and their ability to continue their operations and spending levels. Additionally, customers may elect to internally implement and self-support Hadoop deployments or other offerings similar to ours rather than contracting with us for them. If our customers do not renew their agreements on similar pricing terms, our revenue may decline and our business could suffer. In addition, over time the average term of our contracts could change based on renewals or for other reasons.

Because we derive our revenue and cash flows primarily from supporting our Connected Data Platforms and services and training related to them, failure of these offerings or our new product offerings to satisfy customer requirements or to achieve increased market acceptance would harm our business, results of operations, financial condition and growth prospects.

We derive and expect to continue to derive primarily all of our revenue and cash flows from customer fees for support subscription offerings and professional services in support of our Connected Data Platforms. As such, the market acceptance of our Connected Data Platforms is critical to our continued success. Customer demand for our Connected Data Platforms is affected by a number of factors beyond our control, including the market acceptance of an open source data platform for both incremental and existing use cases, the continued enhancement of our Connected Data Platforms to support new use cases and to incorporate features and functionality desired by our support subscription customers, the timing of development and release of new products by our competitors, technological change and growth or contraction in our market. We expect the proliferation of data to lead to an increase in the data storage and processing demands of our customers, and our Connected Data Platforms may not be able to perform to meet those demands. If we are unable to continue to meet support subscription customer requirements or to achieve more widespread market acceptance of our Connected Data Platforms, our business, results of operations, financial condition and growth prospects will be harmed.

Our success is highly dependent on our ability to penetrate the existing market for open source Connected Data Platforms as well as on the growth and expansion of the market for open source Connected Data Platforms.

The market for our Connected Data Platforms encompasses demand for open source distributed data platforms powered by Apache Hadoop and demand for open source data ingest platforms powered principally by open source projects like Apache NiFi. These markets are relatively new and rapidly evolving. Our future success will depend in large part on our ability to penetrate the existing market for open source distributed data platforms, as well as the continued growth and expansion of that market, and it will also depend on the ability of technology like Apache NiFi to penetrate the existing market for open source data ingest platforms as well as the continued growth and expansion of that market. It is difficult to predict support subscription customer adoption and renewals, support subscription customer demand for our offerings, the size, growth rate and expansion of these markets, the entry of competitive products or the success of existing competitive products. Our ability to penetrate the existing market for open source Connected Data Platforms and any expansion of that market depends on a number of factors, including the cost, performance and perceived value associated with our offerings, as well as support subscription customers’ willingness to adopt an alternative approach to data collection, storage and processing. Furthermore, many potential support subscription customers have made significant investments in legacy data collection, storage and processing software and may be unwilling to invest in new solutions. If the market for open source Connected Data Platforms fails to grow or expand or decreases in size, or if we do not succeed in further penetrating that market, our business would be harmed.

If we are unable to maintain successful relationships with our partners, our business, results of operations and financial condition could be harmed.

In addition to our direct sales force and our website, we use strategic partners, such as distribution partners and resellers, to sell many of our offerings. We expect that sales through partners will continue to grow as a proportion of our revenue for the foreseeable future.

Our agreements with our partners are generally non-exclusive, meaning our partners may offer customers the products and services of several different companies, including products and services that compete with ours, or may themselves be or become competitors. If our partners do not effectively market and sell our offerings, choose to use greater efforts to market and sell their own products and services or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our offerings may be harmed. Our partners may cease marketing our offerings with limited or no notice and with little or no penalty. The loss of a substantial number of our partners, our possible inability to replace them, or the failure to recruit additional partners could harm our results of operations.

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our partners, and in helping our partners enhance their ability to independently sell our offerings and deliver professional services. If we are unable to maintain our relationships with these partners, or otherwise develop and expand our indirect distribution channel, our business, results of operations, financial condition or cash flows could be harmed.

If we are unable to compete effectively, our business and operating results could be harmed.

We face substantial competition from Hadoop distribution vendors such as Cloudera Inc. and MapR Technologies, Inc., as well as from enterprise software vendors, system providers and infrastructure companies that provide support subscription, professional services, on-premises or cloud-based offerings similar to our own. Further, other established system providers not currently focused on offerings similar to ours, including traditional data warehouse solution providers such as Teradata Corporation, SAP AG and Dell EMC, or open source distributed data platform providers, including non-relational NoSQL database providers such as MongoDB, Inc. and DataStax, Inc. may expand their products and services to compete with us. Additionally, cloud computing vendors that offer certain big data processing services, such as Amazon.com, Inc., may expand their products and services and more effectively compete with us. Finally, some potential customers may elect to implement and self-support Hadoop deployments or other offerings similar to ours internally rather than purchasing them. Some of the companies that compete with us, or that may compete with us in the future, have greater name recognition, substantially greater financial, technical, marketing and other resources, the ability to devote greater resources to the promotion, sale and support of their solutions, more extensive customer bases and broader customer relationships and longer operating histories than we have.

We expect competition to increase as other companies continue to evolve their offerings and as new companies enter our market. Increased competition is likely to result in pricing pressures on our offerings, which could negatively impact our gross margins. If we are unable to effectively compete, our revenue could decline and our business, operating results and financial condition could be adversely affected.

The competitive position of our product offerings depends in part on the offerings’ ability to operate with third-party products and services, including those of our partners, and if we are not successful in maintaining and expanding the compatibility of our product offerings with such products and services, our business will suffer.

The competitive position of our Connected Data Platforms, on-premises and cloud-based offerings depends in part on these offerings’ ability to operate with products and services of third parties, including software companies that offer applications designed for various business intelligence applications, software services and infrastructure. As such, we must continuously modify and enhance our offerings to adapt to changes in hardware, software, networking, browser and database technologies. In the future, one or more technology companies, whether our partners or otherwise, may choose not to support the operation of their software, software services and infrastructure with our product offerings, or our offerings may not support the capabilities needed to operate with such software, software services and infrastructure. In addition, to the extent that a third party were to develop software or services that compete with our product offerings, that provider may choose not to support our product offerings. We intend to facilitate the compatibility of our product offerings with various third-party software, software services and infrastructure offerings by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition and results of operations may suffer.

If open source software programmers, many of whom we do not employ, or our own internal programmers do not continue to develop and enhance open source technologies, we may be unable to develop new technologies, adequately enhance our existing technologies or meet customer requirements for innovation, quality and price.

We rely to a significant degree on a number of independent open source software programmers, or Hadoop committers and contributors, to develop and enhance Apache Hadoop, Apache NiFi, Apache Metron and associated open source technologies. Additionally, members of the corresponding Apache Software Foundation Project Management Committees (“PMCs”), many of whom are not employed by us, are primarily responsible for the oversight and evolution of the codebases of Hadoop and its related technologies. If the Hadoop committers and contributors fail to adequately further develop and enhance open source technologies, or if the PMCs fail to oversee and guide the evolution of Hadoop-related technologies in the manner that we believe is appropriate to maximize the market potential of our offerings, then we would have to rely on other parties, or we would need to expend additional resources, to develop and enhance our offerings. We also must devote adequate resources to our own internal programmers to support their continued development and enhancement of open source technologies, and if we do not do so, we may have to turn to third parties or experience delays in developing or enhancing open source technologies. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. In either event, our development expenses could be increased and our technology release and upgrade schedules could be delayed. Delays in developing, completing or delivering new or enhanced offerings could cause our offerings to be less competitive, impair customer acceptance of our offerings and result in delayed or reduced revenue for our offerings.

Our subscription-based offerings may encounter customer resistance or we may experience a decline in the demand for our offerings.

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

Demand for our offerings may fluctuate based on numerous factors, including the spending levels and growth of our current and prospective customers and general economic conditions. In addition, our customers generally undertake a significant evaluation process that may result in a prolonged sales cycle. We spend substantial time, effort and money on our sales efforts, including developing and implementing appropriate go-to-market strategies and training our sales force and ecosystem partners in order to effectively market new solutions, without any assurance that our efforts will produce any sales. The purchase of our offerings may be discretionary and can involve significant expenditures. If our current and prospective support subscription customers cut costs, then they may significantly reduce their enterprise software expenditures.

As technologies and the marketplace for our offerings change, our subscription-based offerings may meet resistance from our customers or demand may decline for other reasons. Consequently, we may need to develop new and appropriate marketing and pricing strategies for our solutions. If we are unable to adapt to changes in the marketplace or if demand for our offerings declines, our business, financial condition, results of operations and cash flows could be harmed.

If we are unable to expand sales to existing customers, our growth could be slower than we expect and our business and results of operations may be harmed.

Our future growth depends in part upon expanding sales of our support subscription, professional services, on-premises and cloud-based offerings to our existing customers. If our existing customers do not purchase additional or incremental support subscription or other offerings, our revenue may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts. There can be no assurance that our efforts will result in increased sales to existing customers and additional revenue. If our efforts to expand sales to our existing customers are not successful, our business and operating results would be harmed.

Our future results of operations may fluctuate significantly, and our recent results of operations may not be a good indication of our future performance.

Our revenue and results of operations could vary significantly from period to period as a result of various factors, many of which are outside of our control. At the beginning of each quarter, we do not know the number of new customer arrangements that we will enter into during the quarter. In addition, the contract value of our support subscriptions and other offerings varies substantially among customers, and a single, large customer contract in a given period could distort our results of operations. Comparing our revenue and results of operations on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

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

In addition to other risk factors described in this “Risk Factors” section, factors that may cause our results of operations to fluctuate from quarter to quarter include:

•

the timing of new customer contracts and the extent to which we earn additional revenue and cash flow from existing customers as they expand their deployment of our Connected Data Platforms and other product offerings;

•

the timing of recognizing the expense for contract acquisition costs, especially considering our current practice under the existing accounting standards and our current policy of expensing contract acquisition costs when incurred;

•	the renewals of our support subscription and other arrangements with our customers;

•	changes in the competitive dynamics of our market;

•	customers delaying purchasing decisions in anticipation of new software or software enhancements;

•

the timing of satisfying revenue recognition criteria, especially considering our lack of vendor-specific objective evidence of fair value (“VSOE”) for our support subscriptions and professional services offerings;

•	our ability to control costs, including our operating expenses;

•

the proportion of revenue attributable to larger transactions as opposed to smaller transactions and the impact that a change in such proportion may have on the overall average selling price of our offerings;

•	the proportion of revenue attributable to support subscription offerings and professional services, which may impact our gross margins and operating income;

•

the reduction or elimination of support of various open source projects such as the Apache Hadoop Project, the Apache NiFi Project or the Apache Metron Project by the Apache Software Foundation, migration of open source technology to an organization other than the Apache Software Foundation, or any other actions taken by the Apache Software Foundation or Apache Projects that may impact our business model;

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

Our results of operations may fluctuate, in part, because of the resource-intensive nature of our sales efforts, the length and variability of the sales cycle of our offerings and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend in part on sales to large support subscription customers and increasing sales to existing customers. The length of our sales cycle, from initial evaluation to payment for our support subscription offerings, is generally six to nine months, but can vary substantially from customer to customer. Our sales cycle can extend to more than a year for some customers. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is lost or delayed. As a result of these factors, it is difficult for us to forecast our revenue accurately in any quarter. Because a substantial proportion of our expenses are relatively fixed in the short term, our results of operations will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our common stock to decline.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan or maintain high levels of service, and our financial results could be negatively impacted.

We have increased our number of full-time employees to approximately 1,150 as of September 30, 2017 from approximately 1,050 at September 30, 2016, and have increased our revenue to $186.8 million in the nine months ended September 30, 2017 from $132.5 million in the nine months ended September 30, 2016. Our recent growth and expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to continue to expand our overall business, customer base, headcount and operations. Continued growth increases the challenges involved in:

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

Our ability to increase the adoption of our Connected Data Platforms, increase sales of support subscription, professional services, on-premises and cloud-based offerings and grow our business depends on the increased adoption of big data services and applications by enterprises. While we believe that big data services and applications can offer a compelling value proposition to many enterprises, the broad adoption of big data applications and services also presents challenges to enterprises, including developing the internal expertise and infrastructure to manage big data applications and services effectively, coordinating multiple data sources, defining a big data strategy that delivers an appropriate return on investment and implementing an information technology infrastructure and architecture that enables the efficient deployment of big data solutions. Accordingly, our expectations regarding the potential for future growth in the market for big data applications and services, and the third-party growth estimates for this market in this Quarterly Report on Form 10-Q, are subject to significant uncertainty. If the market for big data applications and services does not grow as expected, our business prospects may be adversely affected. Even if the market for big data applications and services increases, we cannot be sure that our business will grow at a similar rate, or at all.

Because of the characteristics of open source software, there are few technological barriers to entry into the open source market by new competitors, and it may be relatively easy for competitors, some of which may have greater resources than we have, to enter our markets and compete with us.

One of the characteristics of open source software is that anyone may modify and redistribute the existing open source software and use it to compete in the marketplace. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is possible for competitors with greater resources than ours to develop their own open source software, including software based on one or more components of our product offerings, potentially reducing the demand for and putting price pressure on our solutions. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure or the availability of new open source software will not result in price reductions, reduced operating margins and loss of market share, any one of which could harm our business, financial condition, results of operations and cash flows.

Our software development and licensing model could be negatively impacted if the Apache License, Version 2.0 is not enforceable or is modified so as to become incompatible with other open source licenses.

Our Connected Data Platforms have been provided under the Apache License 2.0. This license states that any work of authorship licensed under it, and any derivative work thereof, may be reproduced and distributed provided that certain conditions are met. It is possible that a court would hold this license to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under the license. Any ruling by a court that this license is not enforceable, or that open source components of our Connected Data Platforms may not be reproduced or distributed, may negatively impact our distribution or development of all or a portion of the platforms. In addition, at some time in the future it is possible that Apache Hadoop, Apache NiFi or Apache Metron may be distributed under a different license or the Apache License 2.0 may be modified, which could, among other consequences, negatively impact our continuing development or distribution of the software code subject to the new or modified license. Further, full utilization of our Connected Data Platforms may depend on applications and services from various third parties, and in the future these applications or services may not be available to our customers on commercially reasonable terms, or at all, which could harm our business.

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

Our product offerings may contain errors that may be costly to correct, delay market acceptance of our solutions and expose us to claims and litigation.

Despite our testing procedures, errors, including security vulnerabilities or incompatibilities with third-party software and hardware, have been and may continue to be found in our Connected Data Platforms, on-premises or cloud-based offerings after deployment. This risk is increased by the fact that much of the code in our product offerings is developed by independent parties over whom we may not exercise supervision or control. If errors are discovered, we may have to make significant expenditures of capital and devote significant technical resources to analyze, correct, eliminate or manage them, and we may not be able to successfully do so in a timely manner, or at all. Errors and failures in our product offerings could result in a loss of, or delay in, market acceptance of our enterprise technologies, loss of existing or potential customers and delayed or lost revenue and could damage our reputation and our ability to convince enterprise users of the benefits of our offerings.

In addition, errors in our Connected Data Platform, on-premises or cloud-based offerings could cause system failures, loss of data or other adverse effects for our customers who may assert warranty and other claims for substantial damages against us. Furthermore, the mere allegation of such errors and adverse effects could expose us to warranty and other claims for substantial damages. Although our agreements with our customers often contain provisions that seek to limit our exposure to such claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions or may not significantly limit our exposure to certain claims. While we seek to insure against these types of claims, our insurance policies may not adequately limit our exposure to such claims or may not apply to certain claims. These claims, even if unsuccessful, could be costly and time consuming to defend and could harm our business, financial condition, results of operations and cash flows.

Incorrect or improper implementation or use of our product offerings could result in customer dissatisfaction and harm our business, results of operations, financial condition and growth prospects.

Our Connected Data Platforms, on-premises and cloud-based offerings are deployed in a wide variety of technology environments, including in large-scale, complex technology environments, and we believe our future success will depend at least in part on our ability to support such deployments. The technology underlying our product offerings, such as Hadoop and NiFi, is technically very complicated, and it is not easy to maximize the value of our offerings without proper implementation and training. We often must assist our customers in achieving successful implementations for large, complex deployments. If our customers are unable to implement our product offerings successfully, or in a timely manner, customer perceptions of our company and our offerings may be impaired, our reputation and brand may suffer, and customers may choose not to renew their subscriptions or increase their purchases of our support subscription offerings or professional services.

Our customers and partners may need training in the proper use of and the variety of benefits that can be derived from our Connected Data Platforms, on-premises and cloud-based offerings to maximize their potential, and our offerings may perform inadequately if they are not implemented or used correctly or as intended. The incorrect or improper implementation or use of our offerings, our failure to train customers on how to efficiently and effectively use them, or our failure to provide effective solutions to our customers may result in negative publicity or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for follow-on sales.

Interruptions or performance problems associated with our website and internal technology infrastructure may harm our business and results of operations.

Our website and internal technology infrastructure may experience performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting or cloud computing disruptions or capacity constraints due to a number of potential causes, including technical failures, natural disasters or fraud or security attacks. If our security is compromised, our website is unavailable or our users are unable to download our tools or order our offerings within a reasonable amount of time or at all, our business could be harmed. We expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features and applications for our offerings. To the extent that we do not effectively upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and results of operations may be harmed.

In addition, we rely on SaaS technologies from third parties in order to operate critical functions of our business, including financial management services from NetSuite Inc., customer relationship management services from salesforce.com, inc. and lead generation management services from Marketo, Inc. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing sales of our offerings and supporting our customers could be impaired, and our ability to generate and manage sales leads could be weakened until equivalent services, if available, are identified, obtained and implemented, all of which could harm our business and results of operations.

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

We continue to be substantially dependent on our sales force to obtain new customers and to drive additional use cases among our existing customers. We believe that there is significant competition for sales personnel, including enterprise sales representatives, sales engineers and professional services employees, with the skills and technical knowledge that we require. In particular, there is significant demand for sales engineers with Hadoop expertise. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. Recent changes to our sales leadership could adversely affect our ability to do so, which could have a negative impact on our sales productivity or sales execution. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales force will have relatively little experience working with us, our offerings and our business model. If we are unable to hire and train sufficient numbers of effective sales personnel, or our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business would be harmed.

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

Our future results depend, in part, on our ability to expand into international markets. We also have a number of distributor and reseller relationships for our offerings in international markets. Our ability to expand internationally will depend upon our ability to deliver functionality and foreign language translations that reflect the needs of the international clients that we target. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through strategic alliances. If we are unable to identify strategic alliance partners or negotiate favorable alliance terms, our international growth may be harmed. In addition, we have incurred and may continue to incur significant expenses in advance of generating material revenue as we attempt to establish our presence in particular international markets.

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

We sell our offerings through sales personnel in a variety of geographic regions, including North America, Asia Pacific, Europe and Latin America, and currently have operations in those same regions. We also have development teams and a number of distributor and reseller relationships for our offerings in other international markets. Conducting international operations subjects us to risks that we have not generally faced in the United States. These risks include:

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	potentially different pricing environments and longer sales cycles;

•	difficulties in managing the staffing of international operations;

•	potentially adverse tax consequences, including the complexities of foreign value-added tax systems, restrictions on the repatriation of earnings and changes in tax rates;

•	dependence on strategic alliance partners to increase client acquisition;

•	the burdens of complying with a wide variety of foreign laws and different legal standards, including laws governing data practices and privacy;

•	increased financial accounting and reporting burdens and complexities;

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

Changes in accounting principles and guidance could result in unfavorable accounting charges or effects.

We prepare our financial statements in accordance with principles generally accepted in the United States. These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For example, in May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) and Accounting Standards Codification 340-40, Other Assets and Deferred Costs; Contracts with Customers (the “new standard”). We will adopt the new standard as of January 1, 2018, using the modified retrospective approach. While we continue to assess all potential impacts under the new standard, we expect significant impacts to the timing and amount of revenue recognized, as well as the potential capitalization and amortization of contract acquisition costs (e.g., sales commissions).

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

Even if we are able to complete acquisitions or enter into alliances and joint ventures that we believe will be successful, such transactions are inherently risky. Significant risks associated with these transactions, include:

•	failing to achieve anticipated synergies, including with respect to complementary software or services;

•	losing key employees of the acquired businesses;

•	integration and restructuring costs, both one-time and ongoing;

•	maintaining sufficient controls, policies and procedures, including around integration and accounting for acquisition-related expenses;

•	diversion of management’s attention from ongoing business operations;

•	establishing new informational, operational and financial systems to meet the needs of our business;

•	our inability to maintain the key business relationships and the reputations of the businesses we acquire;

•	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates and partners of the companies we acquire;

•	insufficient revenue to offset our increased expenses associated with acquisitions;

•	potentially incurring accounting charges as we transition an acquired company to our business model;

•	our responsibility for the liabilities of the businesses we acquire; and

•	unanticipated and unknown liabilities.

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

We have developed proprietary methodologies, know-how and software related to software development, testing, quality assurance and data migration and analysis. Failure to adequately protect and defend our intellectual property rights in these areas may diminish the value of our offerings, impair our ability to compete effectively and harm our business.

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

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies can dedicate substantially greater resources to enforce their intellectual property rights, and to defend claims that may be brought against them, than we can. We and open source software users or distributors have received notices claiming misappropriation, misuse or infringement of other parties’ intellectual property rights. In the future, we, open source software users or distributors and Apache Projects may receive similar notices. To the extent software developed within Apache Projects gain greater market visibility, we, open source software users or distributors and Apache Projects face a higher risk of being the subject of intellectual property infringement claims. In addition, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software.

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

We collect and utilize certain demographic and other information, including personally identifiable information, from and about our employees and our users (such as customers, potential customers and others). Such information may be collected from or accessed when our users visit our website or elect to use our support tools, or when they provide or allow access to personal information in many contexts such as when signing up for certain services, utilizing certain of our offerings, registering for seminars, participating in a survey, connecting with other users and Hadoop, NiFi and Metron experts in our forums, participating in Hortonworks University classes, participating in polls or signing up to receive e-mail newsletters.

Within the United States, various federal and state laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about employees and users. Outside of the United States, various jurisdictions actively regulate and enforce laws regarding the collection, retention, transfer and use (including loss and unauthorized access) of data and personal information. Privacy advocates and government bodies have increasingly scrutinized the ways in which companies link personal identities and data associated with particular users or devices with data collected through the internet, and we expect such scrutiny to continue to increase. In 2016, the European Commission adopted a new framework, the EU-U.S. Privacy Shield, which provides a mechanism for companies to transfer data from EU member states to the United States. This and other mechanisms may be reviewed by European courts, which may lead to uncertainty about transfers of personal data from EU member states to the United States. Also in 2016, the EU adopted a new law governing data practices and privacy called the General Data Protection Regulation (the “GDPR”), which becomes effective in May 2018. We are currently assessing the impact of the GDPR on our operations and undertaking remedial activities to comply with the requirements ahead of their taking effect. Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims.

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

Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed, and we could lose sales and customers. Any significant violations of data privacy could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition. Moreover, if a high-profile security breach occurs with respect to software from an open source project that we include in our product offerings, our customers and potential customers may lose trust in the security of our solutions generally, which could adversely impact our ability to retain existing customers or attract new ones.

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

We have a significant number of customers in the business services, advertising, financial services, government, healthcare and pharmaceuticals, high technology, manufacturing, media and entertainment, oil and gas, online services, retail and telecommunications industries. A substantial downturn in any of these industries may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop or utilize in-house self-support capabilities as an alternative to purchasing our other offerings. Moreover, competitors may respond to market conditions by lowering prices of their offerings. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or otherwise enhance our offerings, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms that are favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

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

Our corporate headquarters is located in Santa Clara, California, and we utilize data centers that are located in North America. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, cloud-based services and sales activities. The West Coast of the United States contains active earthquake zones. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, extended interruptions in our Connected Data Platforms, breaches of data security and loss of critical data, all of which could harm our future results of operations.

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

As of October 31, 2017, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 28 percent of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders will be able to control elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Additional sales of our common stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of September 30, 2017, we had 69,566,350 shares of common stock outstanding, which excludes any shares of common stock issuable upon exercise of warrants and options outstanding as of such date. In addition, as of September 30, 2017, there were outstanding options and warrants to purchase 9,071,747 shares of our common stock. These options and warrants, if exercised, will result in these additional shares becoming available for sale. Sales by these stockholders, option holders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, some holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we might file for ourselves or other stockholders.

Additionally, the shares of common stock subject to outstanding restricted stock unit and performance-based restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans may become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

Sales of Unregistered Securities

None.

Use of Proceeds

We have applied the net proceeds from our IPO, concurrent private placement and follow-on offering to our cash and investment balances and such funds will be used for general corporate purposes going forward.

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

EXHIBIT

INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.13.2	Second Amendment to Credit Agreement, dated September 22, 2017, by and between Hortonworks, Inc. and Silicon Valley Bank.					X

10.13.3	Amended and Restated Credit Agreement, dated November 1, 2017, by and between Hortonworks, Inc. and Silicon Valley Bank.	8-K	001-36780	10.1	November 2, 2017

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Hortonworks, Inc.

Date: November 7, 2017	By:	/s/ Scott Davidson
Scott Davidson
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and duly authorized signatory)