Form 10-K
period 2017-12-31
Hortonworks, Inc.
filed 2018-03-15
CIK 1610532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sales price for the Registrant’s common stock, as reported on the NASDAQ Global Select Market was approximately $571.2 million.

The number of shares of Registrant’s common stock outstanding as of March 7, 2018 was 77,923,970.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2018 Annual Meeting of Stockholders are incorporated herein by reference to the extent stated herein. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of registrant’s fiscal year ended December 31, 2017.

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

•

our expectation that we will continue to derive primarily all of our revenue and cash flows from customer fees for support subscription offerings and professional services in support of our Connected Data Platforms;

•	our strategic initiatives over time decreasing the percentage of our total revenue that comes from professional services, and growing our subscription revenue, which together will drive profitability;

•	our relationship with our strategic partners, and our expectation that sales through partners will continue to grow as a proportion of our revenue;

•

our expectation that our gross and operating margins will increase in the long term as our sales and marketing, research and development and general and administrative costs decrease as a percentage of revenue due to economies of scale and achieving process improvements and other operational efficiencies;

•	anticipated growth in market for big data applications and services, including due to the proliferation of data leading to an increase in the data storage and processing demands of our customers;

•	the sufficiency of our cash, cash equivalents and revolving credit facility to meet our liquidity needs;

•	our ability to increase the number of support subscription customers;

•	our ability to renew and expand existing customer deployments;

•	our ability to optimize the pricing for our support subscription offerings;

•	the growth in the usage and acceptance of the Hadoop framework;

•	the growth in the usage and acceptance of our Connected Data Platforms and other offerings;

•

our ability to innovate and develop the various open source projects that will enhance the capabilities of our Connected Data Platforms, the Hortonworks Data Platform (“HDP”®), Hortonworks DataFlow (“HDF”™) and other offerings;

•	the effects of competition and innovation by others on our industry;

•	our ability to provide superior support subscription offerings and professional services;

•

our expectations regarding the significant investments that will be required to maintain and improve website performance and to enable rapid releases of new features and applications for our offerings;

•	our ability to successfully expand in our existing markets and into new domestic and international markets;

ii

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

Company Overview

Hortonworks, Inc.® delivers 100 percent open-source global data management solutions so that customers can deploy modern data architectures and realize the full value of their data. Our enterprise-ready solutions enable organizations to govern, secure and manage data of any kind, wherever it is located, and turn it into actionable intelligence that will help them transform their businesses.

Our platforms allow enterprises to manage their data on a global scale, whether it is data-in-motion or data-at-rest. We have the expertise, experience and proven solutions to power modern data applications, including streaming analytics, data science, artificial intelligence and more.

We are committed to driving innovation and market adoption of open source technologies within open source communities. We do this by sharing all of our open source product development in order to continue advancement of open source software. We employ a large number of committers to various Apache projects, including Apache™ Hadoop®, Apache NiFi, Apache Kafka and Apache Spark. A “committer” is an individual who is permitted by the Apache Software Foundation to modify the source code of a particular open source project and then “commit” those changes to the central repository. We believe that keeping our business model free from architecture design conflicts that could limit the success of our customers in leveraging the benefits of open source technology at scale is a significant competitive advantage. We have been recognized as a leader in Apache Hadoop by Forrester Research, Inc. based on the strength of our offerings and our differentiated strategy.

We were founded in 2011. During 2012 we launched Hortonworks Data Platform (“HDP”), during 2015 we launched Hortonworks DataFlow (“HDF”) and during 2017 we launched Hortonworks DataPlane Service (“Hortonworks DPS™”). We sell support subscriptions and professional services offerings for these platforms. As of December 31, 2017, we had over 1,300 support subscription customers (which we generally define as an entity with an active support subscription) across a broad array of company sizes and industries. We have strategic relationships with Amazon.com, Inc. (“Amazon”), Cisco Systems, Inc. (“Cisco”), Dell EMC, Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), International Business Machines Corporation (“IBM”), Microsoft Corporation (“Microsoft”), NEC Corporation (“NEC”), Pivotal Software, Inc. (“Pivotal”), SAP AG (“SAP”), Teradata Corporation (“Teradata”) and Yahoo! Inc. (“Yahoo!”), the operating assets of which were acquired by Verizon Communications, Inc. in 2017. These relationships are focused on integrated development, marketing and support strategies to maximize the success of our solutions. Consistent with our open source approach, we generally make our Connected Data Platforms (HDP and HDF) available free of charge and derive revenue primarily from customer fees for our support subscription offerings and professional services.

Our revenue for the years ended December 31, 2017, 2016 and 2015 was $261.8 million, $184.5 million and $121.9 million, respectively. We incurred net losses for the years ended December 31, 2017, 2016 and 2015 of $204.5 million, $251.7 million and $179.1 million, respectively. We have reduced our cash used in operating activities to $29.8 million during the year ended December 31, 2017 from $82.4 million and $99.3 million in the years ended December 31, 2016 and 2015, respectively. Our total assets for the years ended December 31, 2017, 2016 and 2015 were $250.7 million, $235.8 million, and $212.0 million, respectively.

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

Industry Background

For businesses today, the ability to maximize the value of data is critical. In fact, the insights data holds can be a company’s most powerful competitive advantage. Major technology innovations such as mobile software-as-a-service and cloud computing, as well as the emergence of the Internet of Things (“IoT”), in which sensors and devices transmit increasing amounts of data automatically, have created an always-on, connected society. The increase in volume, velocity and variety from this new data in combination with traditional enterprise applications and data systems is creating significant challenges for enterprises in managing their data and is changing the way enterprises design their data infrastructure.

Enterprises are not only inundated with increasing amounts of data, but also struggle with managing more types of data that are less easily managed by traditional data center architectures. Historically, enterprises focused primarily on managing data from dedicated and disparate data center systems, including enterprise resource planning and customer relationship management systems. To store and process these types of data, enterprises used relational database management systems optimized for analyzing structured data stored within isolated systems.

Today, the variety of IoT data, including new types such as sensor and machine data, server log data, clickstream data, geo-location data, social and sentiment data and data generated by documents and other file types, is fueling the exponential growth in data volumes that has the potential to be captured and managed by the enterprise to drive business value. Collecting, storing, processing and analyzing these fast-growing, new, context-rich data sources requires new tools.

As a result of the limitations within traditional data center architectures, enterprise customers require new technologies to cost-effectively collect, store, process and analyze vast amounts of data in order to find patterns and actionable insights that enable them to capitalize on opportunities, avoid operational issues and enable more informed decisions. Enterprises must modernize their data center architectures to easily leverage these new data sources with existing data sources to deliver modern data applications.

Hadoop was originally developed in the early 2000s as a batch system to manage data at scale, but required siloed computing clusters for each application, thus limiting accessibility, interoperability and overall value. Incremental attempts to improve traditional Hadoop focused on bolting on data warehousing and analytics functionality as well as basic security and operations management, available through a mix of open source or commercially available software. This innovation demonstrated the early promise of Hadoop in enabling enterprises to address their big data requirements, but still lacked the breadth of functionality and resiliency that would enable broader deployment in production use cases.

To improve on this early functionality, Hortonworks engineers created the initial architecture for Yet Another Resource Negotiator (“YARN”) and developed the technology within the Apache Hadoop community, leading to the release of YARN in October 2013. This technology advancement transformed Hadoop into a platform that allows for multiple ways of interacting with data, including interactive structured query language (“SQL”) processing, in-memory analytic processing, real-time stream processing and online data processing, along with its traditional batch data processing. YARN represented a significant innovation in that it eliminated the need for siloed data sets and reduces total cost of ownership by enabling a single cluster to store a shared data set on which mixed workloads spanning batch, interactive and real-time use cases can simultaneously process with predictable service levels. YARN is designed to serve as a common data operating system that enables the Hadoop ecosystem to natively integrate applications and leverage existing technologies while extending consistent security, governance and operations across the platform. With YARN as a cornerstone embedded within Hadoop, it facilitated the mainstream adoption of Hadoop by enterprises of all types and sizes for production use cases at scale.

Our Opportunity

In today’s world, enterprises that successfully adopt a global data strategy will succeed, whereas enterprises that fail or are slow to implement a modern data architecture will struggle to sustain competitive advantages. We believe that the new class of enterprise-scale data management platforms and services must meet certain requirements to create and accelerate widespread market adoption and enable the modern data architecture. We believe this set of requirements include:

•	capability to centrally manage new and existing data types;

•	ability to run multiple analytical applications (batch, interactive, predictive) simultaneously on a common data architecture;

•	high availability, manageability, security and data governance;

•	interoperability with new and existing data center and cloud infrastructures;

•	ability to analyze real-time streams of data for immediate actionable insights; and

•	ability to securely capture and mediate multi-directional data flows within and outside the data center.

We believe that only by adopting a solution that meets these requirements, will enterprises be able to address their growing data management requirements. We believe our platforms address these needs and are fundamental to driving this architectural shift and to turn what was traditionally viewed as a cost center into a revenue generator by enabling new business applications that harness the power of big data.

Our Solutions

We are a leading provider of 100 percent open source global data management solutions. We provide support subscription offerings and professional services for our Connected Data Platforms that are designed to manage the needs of all data—both data at rest and data in motion. Hortonworks DPS is a new component and enables customers to globally manage, govern and secure data from multiple sources within multi-cloud environments. We also provide the capabilities through on-demand cloud service offerings like Microsoft Azure and Amazon Web Services (“AWS”). Our solutions provide the following benefits:

•

Streamline data access to drive business transformations. Our solutions integrate all data types into “data lakes” that allow our customers to increase the scope and quality of their data management. Our solutions break down traditional data silos and allow enterprises to collect, store, process and analyze all of their data in native formats, or schema-on-read, and enable the combination of multiple context-rich data types to solve the limitations of the traditional data structures.

•

Purpose-built for the enterprise. We engineer and certify our Connected Data Platforms with a focus on extending their core technologies with the robust management services required by enterprise customers such as high availability, governance, security, provisioning, management and performance monitoring.

•

Rigorously tested and hardened for deployment at scale. Our strategic relationships with leading cloud-scale companies enable us to test and certify our products in the most demanding production environments, assuring high quality and resilient releases at scale. We deliver value to support subscription customers by reducing implementation risk, accelerating time-to-value and helping support subscription customers scale more rapidly.

•

Enable best-of-breed data center and cloud architectures. We design our solutions to be fully open and integrated with new and existing investments in data center infrastructure. In addition, we designed our cloud solutions to be easy-to-use native cloud services that easily handle data use cases. Our solutions are designed to renovate legacy data architectures and help drive cost and capability improvements by working with legacy and new data technologies and cloud services that are complementary to Hadoop.

•	Compelling return on investment. Our solutions enable our customers to modernize their data architectures and optimize their investments that support their data strategies. For example, with

Hortonworks, the annual cost of managing a raw terabyte of data using commodity hardware can be 10 to 100 times less expensive than using high-end storage arrays.

•

Real-time, predictive and interactive analytics. Our solutions enable our customers to move from post-transaction, reactive analysis limited to subsets of data stored across silos to a world of pre-transaction, interactive insights across all data with the potential to enhance competitive advantages and transform businesses.

•

Enable modern data applications. Our solutions empower our customers to innovate new modern data applications, such as real-time cyber security applications or integration of complex physical machinery with networked sensors and software IoT applications that drive transformational outcomes based on trusted actionable intelligence derived from data at rest and data in motion.

•

Superior deployment flexibility. Our focus on deep integration with existing data center technologies enables the leaders in the data center industry to easily adapt and extend their platforms. We are differentiated in our ability to natively support deployments on-premises, within hardware appliances and across public and private cloud platforms simultaneously.

Products and Services

We are a leading provider of enterprise-grade, global data management platforms, services and solutions that enable organizations to adopt a modern data architecture to power their modern data applications. Our solutions include:

•

Hortonworks Data Platform is an enterprise-scale data management platform and is delivered as open source technology, including Apache Hadoop. HDP provides a platform for multi-workload data processing across an array of processing methods, from batch through interactive to real-time, supported by key capabilities required of an enterprise data platform, spanning data governance, security and operations. HDP integrates with and augments existing best-of-breed data center systems and tools and is the only 100 percent open source Hadoop platform that provides deployment choice from cloud, an appliance, or on-premises. We released Version 2.6 of HDP in April 2017 and typically release several upgrades per year to include new functionality and new Apache projects.

•

Hortonworks DataFlow, powered by Apache NiFi, is our data-in-motion platform offering, introduced in 2015, that resulted from our acquisition of Onyara, Inc. (“Onyara”), the creator of and key contributor to Apache NiFi. HDF makes streaming analytics faster and easier by enabling accelerated data collection, curation, analysis and delivery in real-time, on-premises or in the cloud through an integrated solution powered by Apache NiFi, Apache Kafka, Apache Storm, Streaming Analytics Manager and Schema Registry. HDF makes it easier to automate and secure IoT data flows and to collect, conduct and curate real-time business insights and actions derived from sensors, machines, geo-location devices, clicks, server logs and social feeds. HDF simplifies and accelerates the flow of data into HDP and our Azure and AWS cloud solutions, Azure HDInsight and HDCloud for AWS. We released Version 3.0 of HDF in June 2017.

•

Hortonworks DataPlane Service, launched in September 2017, simplifies managing, securing, governing, provisioning and consuming distributed data systems, no matter the use case, whether for data science, self-service analytics or data warehousing optimization. Hortonworks DPS is designed to be extensible allowing the addition of value-add apps built and deployed on top the platform. Data Lifecycle Management is the first generally available service and was released in September 2017. Hortonworks DPS is delivered as an open source technology to enable the value of a modern data architecture in heterogeneous environments. Consistent with our approach to open source collaboration, this enables compatibility with a broad array of data center technologies upon which new services and partner applications can be built.

•

Azure HDInsight is our premier big data cloud service. It is built atop our Connected Data Platforms and designed for the Microsoft Azure cloud. Azure HDInsight is the only fully-managed cloud offering that provides optimized open source analytic clusters. Microsoft and Hortonworks have been pioneering cloud solutions for the past five years together through a strategic partnership spanning joint engineering and go-to-market motions. Azure HDInsight is our joint offering that gives customers flexible data environments on the Azure cloud.

•

Hortonworks Data Cloud for Amazon Web Services, launched in November 2016, is our Connected Data Platforms big data cloud service for analyzing and processing data, enabling businesses to achieve insights more quickly and with greater flexibility. HDCloud for AWS enables self-service choice from a set of prescriptive cluster configurations (e.g., data science and exploration with Apache Spark or data analytics and reporting with Apache Hive) so customers can start modeling and analyzing data sets in minutes. HDCloud for AWS is optimized to run on AWS environments for ephemeral workloads via AWS Services such as Amazon S3, RDS and EC2.

•

Hortonworks Cybersecurity Platform, launched in September 2017, offers a single, comprehensive view of business risk through a security lens. Enabled by HDP and HDF, the Hortonworks Cybersecurity Platform (“HCP”) provides an accelerated path to a single view of relevant threat data and ways to address them, realized through specific data, analytical models and user interfaces to increase efficiency of security operations.

•

Hortonworks Sandbox is a personal, portable and free-to-use Hadoop environment designed to provide the easiest way to get started with HDP or HDF. Hortonworks Sandbox includes our platforms in an easy-to-use form and comes packaged with dozens of interactive tutorials from us, our partners and the broader community that are all designed to provide the fastest path to value. The tutorials we provide are built on the experience gained from educating thousands of people in our Hortonworks University Education classes. Users are able to leverage the Hortonworks Sandbox as a way to prove the concept of their initial use cases before engaging with us around professional services and support subscription offerings.

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

Support subscription offerings for our Connected Data Platforms are designed to assist our customers throughout the entire lifecycle, from development and proof-of-concept to quality assurance and testing to production and deployment. Our offerings provide support for incidents with up to 24x7, one-hour response available from us or select independent software vendors and original equipment manufacturer (“OEM”) partners. Support subscriptions include, but are not limited to remote troubleshooting, advanced knowledgebase, online self-paced education courses, access to upgrades, updates and patches, diagnosis of installation and configuration issues, diagnosis of cluster management and performance issues, diagnosis of data loading, processing and query issues, as well as application development advice and compatibility with an ecosystem of certified hardware and software applications.

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

Professional Services

We offer a range of professional services that are designed to help our customers derive business value in managing all aspects of their data within their big data environment.

•

Consulting. We provide strategic and business advisory resources to enable our customers to plan, build and manage their overall big data environment. Our technology offerings include, but are not limited to, assisting with the needs of our customers from deployment implementations (Hadoop, IoT, Cloud and Cybersecurity), upgrade planning, competitive platform migrations, solution integration, application development and assessment of their architecture by providing consulting services to facilitate the adoption of our Connected Data Platforms.

•

Education. We also provide scenario-based classes for developers, system administrators and data analysts available in classroom, corporate on-site and online settings within the spectrum of all Hadoop technologies along with examinations that enable individuals to establish themselves as Certified Hadoop Professionals. Our classes help populate customers with skilled professionals who often serve as internal experts and open source advocates, increasing opportunities for successful adoption and use of our Connected Data Platforms.

Development

We embrace an open source software development model that uses the collective input, resources and knowledge of a global community of contributors collaborating primarily within the Apache Software Foundation open source community on developing, maintaining and enhancing Apache Hadoop, Apache NiFi and associated open source technologies. We employ a large number of active Apache Software Foundation committers who contribute to the open source projects within HDP and HDF, including Apache Hadoop, Apache Hive, Apache Pig, Apache Tez, Apache HBase, Apache Phoenix, Apache Accumulo, Apache Storm, Apache Spark, Apache Kafka, Apache Slider, Apache Ambari, Apache Ranger, Apache Knox, Apache Atlas, Apache Falcon, Apache Oozie, Apache Sqoop, Apache Flume, Apache Zookeeper, Apache Metron, Apache Zeppelin, Apache Livy, Apache Superset, Apache Calcite, Apache Mahout and Apache NiFi. These employees enable us to drive innovation, define a roadmap for the future of the open source technologies within our Connected Data Platforms, ensure predictable and reliable enterprise quality releases and provide comprehensive, enterprise-class support.

We believe that we benefit from this open source development model because we are able to offer our software more quickly and with lower development cost than is typical of many software vendors who use a proprietary model to develop their products. Our open source development model also benefits our support subscription customers and partners, who are able to take advantage of the quality and value of open source software that we help to define, develop, integrate, test, certify, deliver, maintain, enhance and support. For the years ended December 31, 2017, 2016 and 2015 our research and development expenses were $101.1 million, $99.2 million and $66.6 million, respectively.

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

Sales and Marketing

Our sales and marketing teams work together to drive market awareness, build a strong sales pipeline and cultivate customer relationships to drive revenue growth. Our sales organization consists of a direct sales team and reseller partners who work in collaboration to identify new prospects, sell support subscriptions and professional services and provide post-sale support. Our direct field sales organization is responsible for targeting enterprise and government accounts globally. Our business development team works with our direct field sales organization to manage the collaboration between our direct field sales team and our strategic and reseller partners. We believe this direct-touch sales approach allows us to leverage the benefits of the channel as well as maintain face-to-face interaction with our customers.

Our sales organization is supported by sales engineers with deep technical domain expertise who are responsible for pre-sales technical support, solutions engineering for our customers, proof-of-concept work and technical education for our channel partners. Our sales engineers also act as liaisons between our customers and product development organizations.

Our marketing is focused on building our brand, raising awareness of our products and targeting and engaging demand. Our marketing team consists of corporate marketing and communications, product marketing, partner marketing, digital, field marketing and lead development personnel. Marketing activities include demand generation, advertising, managing our corporate website and partner portal, social media and audience engagement, trade shows and conferences, press and analyst relations, customer references and customer awareness. We are also actively engaged in driving global thought leadership programs through our website, blogs, media and the annual DataWorks Summit conferences hosted and managed by us in the United States and abroad since 2012. We have invested in digital marketing technology, which provides visibility and scale to our sales teams around emerging opportunities and buying intent within our target markets. Additionally, we have identified use cases and workloads that are repeatable across industries and across geographies, which we market against to drive demand for our sales teams.

Customers

Our support subscription customer base has grown to over 1,300 support subscription customers as of December 31, 2017 from over 1,000 support subscription customers as of December 31, 2016. Our support subscription customer count consists of organizations that have purchased support subscriptions offerings; we exclude users of Hortonworks Sandbox from our support subscription customer count because we do not have support subscription arrangements with, and do not generate revenue from, users of Hortonworks Sandbox. In situations where there are multiple support subscription contracts with multiple subsidiaries or divisions, universities or governmental organizations of a single entity, the entity is counted once.

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

There were no customers that represented 10 percent or more of our total revenue for the years ended December 31, 2017, 2016 and 2015.

Backlog

Our total backlog, which we define as including both cancelable and non-cancelable portions of our support subscription customer agreements that we have not yet billed, was $27.7 million and $23.2 million as of December 31, 2017 and 2016, respectively.

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

IBM sells Hortonworks support subscription offerings, whereby IBM typically performs level one support for its end-user customers. We generally receive a fixed percentage from IBM per customer transaction based on the amount that IBM bills to its end-user customers.

NEC sells Hortonworks support subscription offerings, whereby NEC typically performs level one support for its end-user customers. We generally receive a fixed percentage from NEC per customer transaction based on the amount that NEC bills to its end-user customers.

Microsoft sells a Microsoft-branded cloud service offering built on HDP called Azure HDInsight to its end-user customers. We receive fixed and variable fees for providing enablement, joint engineering and support subscription offerings to Microsoft.

Teradata sells Hortonworks support subscription offerings, whereby Teradata typically performs level one support for its end-user customers. We generally receive a fixed percentage from Teradata per customer transaction based on the amount that Teradata bills to its end-user customers.

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

Competition

Within the Enterprise Hadoop market, we compete against a variety of large software and infrastructure vendors, smaller specialized companies and custom development efforts. Our principal competitors in this market include pure play Hadoop distribution vendors such as Cloudera Inc. (“Cloudera”) and MapR Technologies, Inc. (“MapR”), enterprise software and infrastructure vendors that offer Hadoop distributions such as Oracle Corporation (“Oracle”), as well as cloud computing vendors that offer big data processing services such as Amazon.

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

The traditional barriers to entry that are found in the proprietary software model do not characterize the open source software model. For example, the financial and legal barriers to creating a new Hadoop distribution are relatively low because the software components typically included in Hadoop distributions are publicly available under open source licenses that permit copying, modification and redistribution. However, while anyone can use, copy, modify and redistribute HDP, HDF or other of our offerings, the technical skills, knowledge and capability of our team of committers provides a point of differentiation in the marketplace. Furthermore, others are not permitted to refer to the product using the trademarked “Hortonworks” name or other proprietary marks unless they have a formal business relationship with us that allows such references.

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

Intellectual Property

Our offerings, including HDP, HDF and Hortonworks DPS, are built on software components licensed to the general public under open source licenses. We obtain many components from software developed and released by contributors to independent open source software development projects primarily at the Apache Software Foundation. Open source licenses typically grant licensees broad permissions to use, copy, modify and redistribute these components. As a result, open source development and licensing practices can limit the value of our software copyright assets.

Hortonworks SmartSense is an optional proactive support service available with our support subscriptions offerings that contains proprietary intellectual property. SmartSense monitors Hortonworks platforms in order to proactively find performance and configuration issues and provide recommendations to help avoid potential future issues. We actively pursue patent protection for technology associated with this proactive support service.

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

For a discussion of the risk factors relating to intellectual property that we believe could impact our actual and expected results, see Item 1A—“Risk Factors.”

Our Strategy

We intend to continue to grow our business by focusing on the following strategies:

•	continue to innovate and extend the global data management capabilities of our solutions;

•

establish Hortonworks as the trusted vendor for Connected Data Platforms (HDP and HDF), data management services (Hortonworks DPS) and cloud services (Azure HDInsight and HDCloud for AWS) that act as the industry standard for the modern enterprise data architecture;

•	continue to support and foster innovation and growth in the Apache Software Foundation, Hadoop and broader open source ecosystems;

•	focus on renewing and expanding existing customer deployments;

•	grow our sales force directly and indirectly through our reseller and OEM partners;

•	grow our customer base across new industries and geographies;

•

pursue selective acquisitions and strategic partnerships to further enhance and build out the critical components of our enterprise-scale Connected Data Platforms (HDP and HDF), data management services (Hortonworks DPS) and cloud services (Azure HDInsight and HDCloud for AWS); and

•	continue international expansion.

Employees

As of December 31, 2017, we had approximately 1,175 full-time employees, including approximately 725 employees in the United States and approximately 450 employees internationally. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Segment and Geographic Information

We operate in one reportable segment. For a description of our revenue and tangible long-lived assets by geographic location, see Note 12—“Segment and Geographical Information” in the notes to our consolidated financial statements, which appears in Part II, Item 8—“Financial Statements and Supplementary Data.”

Information regarding risks involving our international operations is included in Part I, Item 1A—“Risk Factors.”

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

We have incurred net losses since our inception, including net losses of $204.5 million, $251.7 million and $179.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. As a result, we had an accumulated deficit of $907.7 million as of December 31, 2017. It is difficult for us to predict our future results of operations because the market for our solutions is rapidly evolving and has not yet reached widespread adoption. We may not achieve sufficient revenue to attain and maintain profitability. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales, expand and improve the effectiveness of our distribution channels, and continue to invest in the development of our Connected Data Platforms, HDP, HDF, HCP and other offerings. In addition, as we grow, we will incur additional significant legal, accounting and other expenses. As a result of these increased expenses, we will have to generate and sustain increased revenue to be profitable in future periods. Any failure by us to sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

Because we derive our revenue and cash flows primarily from supporting our Connected Data Platforms and professional services related to them, failure of these offerings or our new product offerings to satisfy customer requirements or to achieve increased market acceptance would harm our business, results of operations, financial condition and growth prospects.

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

We face substantial competition from Hadoop distribution vendors such as Cloudera and MapR, as well as from enterprise software vendors, system providers and infrastructure companies that provide support subscription, professional services, on-premises or cloud-based offerings similar to our own. Further, other established system providers not currently focused on offerings similar to ours, including traditional data warehouse solution providers such as Teradata, SAP and Dell EMC, or open source distributed data platform providers, including non-relational NoSQL database providers such as MongoDB and DataStax, may expand their products and services to compete with us. Additionally, cloud computing vendors that offer certain big data processing services, such as Amazon.com, Inc., may expand their products and services and more effectively compete with us. Finally, some potential customers may elect to implement and self-support Hadoop deployments or other offerings similar to ours internally rather than purchasing them. Some of the companies that compete with us, or that may compete with us in the future, have greater name recognition, substantially greater financial, technical, marketing and other resources, the ability to devote greater resources to the promotion, sale and support of their solutions, more extensive customer bases and broader customer relationships and longer operating histories than we have.

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

We rely to a significant degree on a number of independent open source software programmers, or Hadoop committers and contributors, to develop and enhance Apache Hadoop, Apache NiFi, Apache Metron and associated open source technologies. Additionally, members of the corresponding Apache Software Foundation Project Management Committees (“PMCs”), many of whom are not employed by us, are primarily responsible for the oversight and evolution of the codebases of Hadoop and its related technologies. If the Hadoop committers and contributors fail to adequately further develop and enhance open source technologies, or if the PMCs fail to oversee and guide the evolution of Hadoop-related technologies in the manner that we believe is appropriate to maximize the market potential of our offerings, then we would have to rely on other parties, or we would need to expend additional resources, to develop and enhance our offerings. We also must devote adequate resources to our own internal programmers to support their continued development and enhancement of open source technologies, and if we do not do so, we may have to turn to third parties or experience delays in developing or enhancing open source technologies. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. In either event, our development expenses could be increased and our technology release and upgrade schedules could be delayed. Delays in developing, completing or delivering new or enhanced offerings could cause our offerings to be less competitive, impair customer acceptance of our offerings and result in delayed or reduced revenue from our offerings.

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

We have increased our number of full-time employees to approximately 1,175 as of December 31, 2017 from approximately 1,080 at December 31, 2016, and have increased our revenue to $261.8 million in the year ended December 31, 2017 from $184.5 million in the year ended December 31, 2016. Our recent growth and expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to continue to expand our overall business, customer base, headcount and operations. Continued growth increases the challenges involved in:

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

We generally recognize subscription revenue from support subscription customers ratably over the term of their subscription agreements, which are generally 12 months, with some support subscription customers having subscription agreements with longer multi-year terms. As a result, much of the revenue we report in each quarter is derived from deferred revenue from subscription agreements entered into during previous quarters. Consequently, a decline in the value of new support subscription agreements entered into within any one quarter will not necessarily be fully reflected in the revenue we record for that quarter and will harm our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect this reduced revenue. Accordingly, the effect of significant downturns in sales and market acceptance of our services may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new support subscription customers is recognized over the applicable subscription term.

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

Our Connected Data Platforms, on-premises and cloud-based offerings are deployed in a wide variety of technology environments, including in large-scale, complex technology environments, and we believe our future success will depend at least in part on our ability to support such deployments. The technology underlying our product offerings, such as Hadoop and NiFi, is very complicated, technically, and it is not easy to maximize the value of our offerings without proper implementation and training. We often must assist our customers in achieving successful implementations for large, complex deployments. If our customers are unable to implement our product offerings successfully, or in a timely manner, customer perceptions of our company and our offerings may be impaired, our reputation and brand may suffer, and customers may choose not to renew their subscriptions or increase their purchases of our support subscription offerings or professional services.

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

We prepare our financial statements in accordance with principles generally accepted in the United States. These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For example, in May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) and Accounting Standards Codification 340-40, Other Assets and Deferred Costs; Contracts with Customers (the “new standard”). Effective January 1, 2018, we adopted the new standard using the modified retrospective approach. The new standard has significant impacts to the timing and amount of revenue recognized in future periods as compared to prior periods, as well as to the capitalization and amortization of contract acquisition costs (e.g., sales commissions).

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

We collect and utilize certain demographic and other information, including personally identifiable information, from and about our employees and our users (such as customers, potential customers and others). Such information may be collected or accessed when our users visit our website or elect to use our support tools, or when they provide or allow access to personal information in many contexts such as when signing up for certain services, utilizing certain of our offerings, registering for seminars, participating in a survey, connecting with other users and Hadoop, NiFi and Metron experts in our forums, participating in Hortonworks University classes, participating in polls or signing up to receive e-mail newsletters.

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

Economic downturns or negative conditions in the general economy both in the United States and abroad could harm our business and results of operations and cause a decrease in corporate spending on enterprise software in general.

General worldwide economic conditions have experienced, and in the future may experience, significant downturns. Fluctuations in economic conditions make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our offerings, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts, which would harm our results of operations.

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

Under generally accepted accounting principles in the United States, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which could harm our results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2017, we had federal and state and local tax net operating loss (“NOL”) carryforwards of $525.3 million and $405.7 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOL carryforwards to offset future taxable income. Our existing NOL carryforwards may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering (“IPO”), concurrent private placement or follow-on offering, and if we undergo an ownership change in the future, our ability to utilize NOL carryforwards could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOL carryforwards of companies that we may acquire in the future may be subject to limitations. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOL carryforwards, eliminations of loss carrybacks and limitations on the use of future losses associated with the Tax Cuts and Jobs Act, or other unforeseen reasons, some or all of our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from utilization of all of our NOLs, whether or not we attain profitability.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. A report of our management is included under Item 9A—“Controls and Procedures” of this Annual Report on Form 10-K. It is possible that in the process of such evaluation and testing, we may identify one or more material weaknesses. For example, during its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, management identified a material weakness related to the control surrounding the recognition of revenue and deferred revenue for a subset of non-standard license transactions where post-contract support renewal rates were stated upon commencement of the arrangement. While management has concluded that the material weakness previously identified was remediated as of December 31, 2016, there can be no assurance that additional or other control deficiencies will not be identified in the future. If we experience a material weakness in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and annual auditor attestation reports when such report is required. Each of the foregoing results could cause stockholders to lose confidence in our reported financial information and lead to a decline in our stock price.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In particular, the trading price of our common stock has fluctuated significantly in recent periods. In the past, stockholders have instituted securities class action litigation following periods of market volatility. We have in the past and may in the future face securities litigation, which may subject us to substantial costs, may divert resources and the attention of management from operating our business and may harm our business, results of operations, financial condition and cash flows.

Our directors, officers and principal stockholders beneficially own a significant percentage of our stock and may be able to exert significant influence over matters subject to stockholder approval.

As of March 7, 2018, our directors, officers, five percent or greater stockholders, and their respective affiliates beneficially owned in the aggregate approximately 32 percent of our outstanding voting stock. These stockholders may be able to exert significant influence over all matters requiring stockholder approval. For example, these stockholders will be able to significantly influence the elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Section 107 of the Jumpstart Our Business Startups Act provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. However, we chose to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

Additional sales of our common stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of December 31, 2017, we had 72,756,312 shares of common stock outstanding, which excludes any shares of common stock issuable upon exercise of warrants and options outstanding as of such date. In addition, as of December 31, 2017, there were outstanding options and warrants to purchase 8,216,813 shares of our common stock. These options and warrants, if exercised, will result in these additional shares becoming available for sale. Sales by these stockholders, option holders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, some holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we might file for ourselves or other stockholders.

Additionally, the shares of common stock subject to outstanding restricted stock unit (“RSU”) and performance-based restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans may become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

We lease office facilities around the world totaling approximately 173,000 square feet, including over 92,000 square feet of space for our corporate headquarters, which includes research and development, sales, marketing, business operations and executive offices, in Santa Clara, California pursuant to a lease that expires in May 2019.

We also lease office space in Bangalore, India; Cork, Ireland; Budapest, Hungary; and London, England. In the United States, we lease office space in various locations including Atlanta, Georgia; Durham, North Carolina; Maple Lawn, Maryland; Mount Laurel, New Jersey; and San Francisco, California.

We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

Item 3.	Legal Proceedings.

For a description of our material legal proceedings, see “Legal Proceedings” in Note 7—“Commitments and Contingencies” in the notes to our consolidated financial statements, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed on the NASDAQ Global Select Market under the symbol “HDP.” For the periods indicated, the following table sets forth the intra-day high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Fiscal 2016
First quarter	$21.62	$7.12
Second quarter	$13.12	$9.70
Third quarter	$12.84	$7.15
Fourth quarter	$9.65	$6.42

Fiscal 2017
First quarter	$11.59	$8.41
Second quarter	$14.07	$9.72
Third quarter	$17.70	$12.09
Fourth quarter	$21.00	$15.50

Holders of Record

As of March 7, 2018, we had 39 holders of record of our common stock. The actual number of stockholders is greater than this number of stockholders of record and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers, trusts and other nominees.

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

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”).

The following graph shows the cumulative total return to our stockholders during the period from December 12, 2014 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2017, in comparison to the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index. All values assume a $100 initial investment and data for the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index assume reinvestment of dividends. Such returns are based on historical results and are not intended to suggest future performance.

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

In April 2015, we issued 163,685 RSUs in connection with our acquisition of SequenceIQ. Of the total RSUs issued, 49,102 vested at closing and the remaining 114,583 RSUs vest over a period of up to three years. The vesting of the additional RSUs is contingent upon the continued employment of the applicable selling shareholder that was retained as an employee.

In both cases, the shares were issued in a private placement exempt from the registration requirements of the Securities Act in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by us during the fourth quarter of 2017. We have no publicly announced plan or program for the purchase of shares.

Item 6.	Selected Financial Data.

The following selected financial and other data should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The consolidated statements of operations data for the years ended December 31, 2017, 2016, 2015 and 2014, eight months ended December 31, 2013 and year ended April 30, 2013 and the consolidated balance sheets data as of December 31, 2017, 2016, 2015, 2014, 2013 and April 30, 2013 have been derived from our audited consolidated financial statements.

We changed our fiscal year end from April 30 to December 31, commencing with our fiscal year ended December 31, 2013. Our historical results are not necessarily indicative of the results that may be expected in the future, and the results for the year ended December 31, 2017 are not necessarily indicative of results to be expected for any other period.

	Years Ended December 31,				Eight Months Ended December 31,	Year Ended April 30,
	2017	2016	2015	2014	2013	2013
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Total support subscription and professional services revenue(1)	$261,810	$184,461	$121,944	$46,048	$17,865	$10,998
Total cost of revenue(1)(2)	81,095	72,170	55,171	80,879	13,710	10,933
Total operating expenses(2)(3)	379,564	363,467	246,366	138,668	50,346	36,855
Loss from operations	(198,849)	(251,176)	(179,593)	(173,499)	(46,191)	(36,790)
Other (expense) income, net(4)	(3,172)	712	908	(4,977)	23	163
Income tax expense (benefit)	2,486	1,224	432	(1,111)	45	11
Net loss	$(204,507)	$(251,688)	$(179,117)	$(177,365)	$(46,213)	$(36,638)

Net loss per share of common stock, basic and diluted(5)	$(3.08)	$(4.40)	$(4.13)	$(24.16)	$(18.18)	$(30.29)

Weighted-average shares used in computing net loss per share of common stock, basic and diluted(5)	66,356,474	57,203,067	43,318,044	7,341,465	2,541,800	1,209,750

(1)	Total support subscription and professional services revenue includes contra-revenue adjustments and total cost of revenue includes cost of revenue adjustments as follows (in thousands):

	Years Ended December 31,				Eight Months Ended December 31,
	2017	2016	2015	2014	2013
Gross support subscription and professional services revenue:
Support subscription	$198,935	$126,689	$77,793	$31,519	$11,782
Professional services	62,875	57,772	44,216	20,616	6,465

Total gross support subscription and professional services revenue	261,810	184,461	122,009	52,135	18,247

Contra-support subscription and professional services revenue:
Support subscription	—	—	(65)	(5,961)	(367)
Professional services	—	—	—	(126)	(15)

Total contra-support subscription and professional services revenue	—	—	(65)	(6,087)	(382)

Support subscription and professional services revenue:
Support subscription	198,935	126,689	77,728	25,558	11,415
Professional services	62,875	57,772	44,216	20,490	6,450

Total support subscription and professional services revenue	261,810	184,461	121,944	46,048	17,865

Cost of revenue excluding 2011 Altaba Inc. (as successor to Yahoo! Inc.) Warrant adjustment:
Cost of support subscription	30,741	23,030	13,705	5,289	3,720
Cost of professional services	50,354	49,140	41,466	27,637	9,990

Total cost of revenue excluding 2011 Altaba Inc. Warrant adjustment	81,095	72,170	55,171	32,926	13,710

Cost of revenue adjustment for 2011 Altaba Inc. Warrant:
Cost of support subscription	—	—	—	47,398	—
Cost of professional services	—	—	—	555	—

Total cost of revenue adjustment for 2011 Altaba Inc. Warrant	—	—	—	47,953	—

Cost of revenue:
Cost of support subscription	30,741	23,030	13,705	52,687	3,720
Cost of professional services	50,354	49,140	41,466	28,192	9,990

Total cost of revenue	$81,095	$72,170	$55,171	$80,879	$13,710

(2)	Stock-based compensation expense was allocated as follows (in thousands):

	Years Ended December 31,				Eight Months Ended December 31,	Year Ended April 30,
	2017	2016	2015	2014	2013	2013
Cost of revenue	$7,676	$5,700	$2,702	$580	$132	$45
Sales and marketing	35,210	25,787	11,688	1,881	321	234
Research and development	38,771	36,540	15,193	2,257	468	244
General and administrative	28,379	30,796	11,356	4,314	406	239

Total stock-based compensation expense	$110,036	$98,823	$40,939	$9,032	$1,327	$762

(3)

General and administrative stock-based compensation expense for the year ended December 31, 2016 included the accelerated recognition of $10.0 million related to one of our executives’ voluntary cancellation of stock options to purchase 1,185,000 shares in February 2016.

(4)

Other (expense) income, net for the year ended December 31, 2014 includes $5.4 million in expense related to the vesting of the 2014 Altaba Inc. stock warrant (the “2014 Altaba Warrant”). See Note 9—“Stockholders’ (Deficit) Equity” in the notes to our consolidated financial statements for additional information on the 2014 Altaba Warrant.

(5)

See Note 10—“Net Loss Per Share of Common Stock” in the notes to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stock and the weighted-average number of shares used in the computation of the per share amounts.

	December 31,					April 30,
	2017	2016	2015	2014	2013	2013
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$72,512	$85,096	$94,301	$204,465	$38,509	$17,883
Working capital	(39,132)	5,976	29,044	167,480	22,582	14,102
Property and equipment, net	16,383	19,381	15,422	11,182	1,093	1,050
Long-term investments	—	4,084	2,592	—	—	1,011
Total assets	250,733	235,836	212,019	256,039	54,443	29,279
Capital lease obligations	352	748	348	441	—	—
Total deferred revenue	275,170	185,390	106,779	62,923	27,928	16,730
Total stockholders’ (deficit) equity	(65,036)	11,362	67,591	167,070	(90,440)	(46,415)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Hortonworks, Inc. (“Hortonworks,” the “Company,” “we” or “us”) delivers 100 percent open-source global data management solutions so that customers can deploy modern data architectures and realize the full value of their data. Our enterprise-ready solutions enable organizations to govern, secure and manage data of any kind, wherever it is located, and turn it into actionable intelligence that will help them transform their businesses.

Our platforms allow enterprises to manage their data on a global scale, whether it is data-in-motion or data-at-rest. We have the expertise, experience and proven solutions to power modern data applications, including streaming analytics, data science, artificial intelligence and more.

We are committed to driving innovation and market adoption of open source technologies within open source communities. We do this by sharing all of our open source product development in order to continue advancement of open source software. We distribute the Hortonworks Data Platform (“HDP”) and Hortonworks DataFlow (“HDF”) software under the Apache open source license in order to provide broad rights for recipients of the software to use, copy, modify and redistribute the software. Consistent with our open source approach, we generally make HDP and HDF available free of charge.

We generate revenue predominantly by selling support subscription offerings and professional services. Our support subscription agreements are typically annual arrangements, but we also have customers with multi-year arrangements. On occasion, we sell engineering services as well as a premium subscription agreement that provides customers with development input and the opportunity to work more closely with our developers. We price our support subscription offerings based on the number of servers in a cluster, or nodes, core or edge devices, data under management and/or the scope of support provided. Accordingly, our support subscription revenue varies depending on the scale of our customers’ deployments and the scope of the support agreement. Professional services revenue is derived from consulting services engagements and education services. Our consulting services are provided primarily on a time and materials basis, and to a lesser extent, a fixed fee basis, and education services are priced based on attendance. The growth of our total revenue is dependent upon (i) new customer acquisition, (ii) expansion of sales within our existing customers, (iii) the annual renewal of our support subscription agreements by our existing support subscription customers and (iv) professional services fees from consulting and education. Our revenue is subject to fluctuations based upon our success in addressing these factors but may also be impacted by the revenue recognition requirements of our multiple-element customer arrangements.

We anticipate that our strategic initiatives will, over time, decrease the percentage of our total revenue that comes from professional services, and grow our subscription revenue, which together will drive profitability. Our early growth strategy was aimed at acquiring customers for our support subscription offerings via a direct sales force and delivering consulting services.

As we grow our business, our longer-term strategy is to expand our partner network and leverage our partners to deliver a larger proportion of professional services to our customers on our behalf. This strategy is expected to result in an increase in upfront costs in order to establish and further cultivate such strategic partnerships, but we expect that it will increase gross margins in the long term as the percentage of our revenue derived from professional services, which has a lower gross margin than our support subscriptions, decreases. In addition, we expect that sales through partners will continue to grow as a proportion of our revenue for the foreseeable future.

Our ability to successfully implement these strategies is subject to challenges, risks and uncertainties. In our efforts to achieve profitability, we have placed and will continue to place an emphasis on investing within our support subscription sales efforts to try to drive increased revenue in both support subscriptions and professional services. If these support subscription sales efforts are not successful, due to unsuccessful execution, increased competition, or other factors, we will find it difficult to add new support subscription customers, and our revenue will not grow as quickly as we would like, and may decline. In addition, our longer-term strategy of leveraging our partners to provide an increasing proportion of professional services to our customers presents certain challenges. This strategy requires us to make upfront expenditures and devote time and attention to cultivating relationships. If we are unable to identify and engage suitable partners that are able to provide such services, or if our partners are unable to provide professional services at the quality level that our customers expect, we may not be able to achieve this transition as quickly as we would like, or at all. We expect that our ability to successfully implement this strategy will have a material impact on whether we can achieve or sustain profitability due to the difference in gross margins on our support subscriptions versus our professional services. If the percentage of our total revenue that comes from professional services does not decrease over time as we expect, or if our subscription revenue does not continue to grow, then our ability to achieve profitability will be negatively impacted. See Item 1A—“Risk Factors” for more information regarding risks that may affect our business and results of operations.

In addition, because we have not established vendor-specific objective evidence of fair value (“VSOE”) for our support subscription and professional services offerings, the results of operations as presented under generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) through the end of fiscal year 2017 may have reflected period-to-period fluctuations that did not correlate with our underlying support subscription and professional services business performance. Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which may reduce such fluctuations. The adoption of this standard may also cause variability in period-to-period comparisons of our financial statements when comparing periods prior to and after adoption of the standard. As of December 31, 2017, we had substantially completed our assessment of the potential impact that the implementation of this new standard will have on our consolidated financial statements. See Note 2—“Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for more information.

We have had equity issuances to, as well as agreements with, certain of our early, large customers that had a significant impact on our historical results and that continue to impact our capital structure and period-to-period comparisons of our operating results. These transactions were:

•

In July 2011, we issued a warrant to purchase 6,500,000 shares of Series A preferred stock at an exercise price of $0.005 per share. The warrant was originally issued to Yahoo! Inc. (“Yahoo!”), at that time a related party, in connection with our Series A financing and the transactions contemplated thereby, including commercial agreements with Yahoo! providing for support subscription offerings and certain rights to technology. In 2017, Verizon Communications, Inc. (“Verizon”) acquired the operating assets of Yahoo!, Yahoo! was subsequently renamed Altaba Inc. (“Altaba”), and the July 2011 warrant remained an asset of Altaba. The warrant expires nine years from the date of issuance and became exercisable for common stock upon the consummation of our initial public offering (“IPO”) in December 2014. As of December 31, 2017, the warrant was exercisable into 3,250,000 shares of common stock.

•

In February 2012, we entered into a multi-year agreement with Teradata Corporation (“Teradata”), at that time a related party, whereby we were to provide development, support, education and other professional services to Teradata and its end-user customers. In April 2012, Teradata made a non-refundable $9.5 million prepayment that was to be credited for amounts owed relating to end-user support and professional services provided under the agreement through 2016. In June 2015, we entered into an amendment to this prior agreement with Teradata and received a second prepayment of $1.5 million in August 2015 as consideration for support subscription offerings and professional services performed by us through 2017. As of February 2, 2016, Teradata was no longer a Hortonworks shareholder. In September 2016, we entered into an amendment with Teradata and received a third prepayment of $1.5 million in the same month as consideration for support subscription offerings and professional services performed by us through 2017.

•

In July 2012, we entered into a multi-year subscription arrangement with Microsoft Corporation (“Microsoft”) as a customer and partner in order to enable and support HDP on Windows Server and the Azure Cloud platform by providing development, support, education and other professional services. The arrangement consisted of an initial co-engineering effort with Microsoft, which was completed in October 2013, followed primarily by ongoing enablement, joint engineering and support subscription offerings. In June 2015, we renewed this multi-year subscription arrangement with Microsoft in order to continue enablement, joint engineering and support of HDP on Windows Server, HDP on the Azure Cloud platform, HDP embedded with the Azure HDInsight cloud service, as well as HDP on Linux. Microsoft contributed significantly to our early revenue, but in recent years Microsoft’s contribution has decreased to 5 percent, 6 percent and 8 percent of total revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

•

In June 2014, we issued to Yahoo! a warrant to purchase a number of shares of common stock up to one percent of the sum of (i) 45,585,496, plus (ii) the number of shares of Series D preferred stock or shares of such stock issuable upon exercise of warrants to purchase such stock (on an as converted to common stock basis) issued or issuable upon exercise of warrants to purchase Series D preferred stock that were sold, if any, during the period commencing on June 9, 2014 and ending immediately prior to the occurrence of a corporate event at an exercise price of $8.46 per share. As described above, in 2017, Verizon acquired the operating assets of Yahoo!, and Yahoo! was subsequently named Altaba. The June 2014 warrant remained an asset of Altaba. The warrant expires nine years from the date of issuance and became exercisable upon the consummation of our IPO. As of December 31, 2017, the warrant is exercisable for 476,368 shares of our common stock.

•

In February 2016, we completed a follow-on public offering of an aggregate of 9,688,750 shares of our common stock, including 1,263,750 additional shares sold pursuant to the full exercise of the option by the underwriters to purchase additional shares, at a public offering price of $9.50 per share. Our net proceeds were approximately $88.2 million after deducting underwriting discounts and commissions and estimated offering expenses.

We have achieved significant growth in recent periods. Our revenue for the years ended December 31, 2017, 2016 and 2015 was $261.8 million, $184.5 million and $121.9 million, respectively. We incurred net losses for the years ended December 31, 2017, 2016 and 2015 of $204.5 million, $251.7 million and $179.1 million, respectively. We have reduced our cash used in operating activities to $29.8 million during the year ended December 31, 2017 from $82.4 million and $99.3 million in the years ended December 31, 2016 and 2015, respectively.

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

Investing for Growth. We will continue to focus on long-term growth. We believe that our market opportunities (including HDP, HDF and Hortonworks DataPlane Service) are large and underpenetrated, and we will continue to invest significantly in sales and marketing to grow our customer base, expand within existing support subscription customers and grow internationally to drive additional revenue. We also expect to invest in research and development to enhance and expand our offerings. To enable our growth, we plan to further invest in other operational and administrative functions including, but not limited to, our customer support organization that provides the basis for customer retention and further expansion. We expect to continue to use the net proceeds from our follow-on public offering to fund these growth strategies and do not expect to be profitable in the near future. We also intend to leverage business partners for the delivery of professional services, which we believe will drive improved gross margins and profitability over time given that professional services has a lower gross margin than our support subscriptions. We believe that our sales and marketing, research and development and general and administrative costs will decrease as a percentage of revenue in the long term as we are able to reach economies of scale and achieve process improvements and other operational efficiencies. With this increased operating leverage, we expect our gross and operating margins to increase in the long term.

Revenue Recognition Policies. We enter into sales arrangements pursuant to which we provide support subscription and/or professional services offerings. On occasion, we sell engineering services as well as a premium subscription offering which allows a higher level of access and development input. Pursuant to software revenue recognition rules under U.S. GAAP through December 31, 2017, for arrangements providing both support subscription and professional services offerings, we typically recognized as revenue the entire arrangement fee ratably over the subscription period once the support subscription and professional services have commenced. The appropriate timing of revenue recognition must be evaluated on an arrangement-by-arrangement basis. The costs associated with our support subscription and professional services revenue were expensed as we incur the delivery costs. However, in many cases, the related revenue is deferred and recognized ratably over a later period. Thus, during times of rapid customer growth and accompanying delivery of professional services, our gross margin was negatively impacted under U.S. GAAP through December 31, 2017. We adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018. We have substantially completed our assessment of the potential impact that the implementation of this new standard will have on our consolidated financial statements. See Note 2—“Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for more information.

Key Business Metrics

We review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key business metrics include the following:

Dollar-Based Net Expansion Rate. We believe that our ability to retain our customers and expand their support subscription revenue over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of nodes, data under management and/or the scope of the support subscription agreements. We calculate dollar-based net expansion rate as of a given date as the aggregate annualized subscription contract value as of that date from those customers that were also customers as of the date 12 months prior, divided by the aggregate annualized subscription contract value from all customers as of the date 12 months prior. We calculate annualized support subscription contract value for each support subscription customer as the total subscription contract value as of the reporting date divided by the number of years for which the support subscription customer is under contract as of such date. We report the trailing four-quarter average dollar-based net expansion rate as of each period end. The dollar-based net expansion rate as of December 31, 2017, 2016 and 2015 was 122 percent, 131 percent and 159 percent, respectively.

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

Total Support Subscription Customers. We believe total support subscription customers is a key indicator of our market penetration, growth and future revenue. In order to grow our customer base, we have aggressively invested in and intend to continue to invest in our direct sales team, as well as to pursue additional partnerships within our indirect sales channel. We generally define a support subscription customer as an entity with an active support subscription as of the measurement date. In situations where there are multiple contracts with multiple subsidiaries or divisions, universities, or governmental organizations of a single entity, the entity is counted once. Our total support subscription customer count was over 1,300, 1,000 and 800 as of December 31, 2017, 2016 and 2015, respectively.

Components of Results of Operations

Revenue

We generate revenue primarily through selling support subscription offerings and consulting and/or education services to our enterprise customers. On occasion, we sell engineering services as well as premium subscription offerings that provide customers with development input and the opportunity to work more closely with our developers. When a support subscription is sold separately, we recognize revenue on a ratable basis over the support subscription term. When consulting and/or education services are sold separately, we recognize revenue as the services are performed. We have multiple-element arrangements with many of our enterprise customers which include support subscriptions sold together with professional services. We have not established VSOE for our support subscriptions and professional services offerings. Accordingly, for our multiple-element arrangements, we generally recognize revenue on a ratable basis over the period beginning when both the support subscription and professional services have commenced, and ending at the conclusion of the support subscription or professional services period, whichever is longer.

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

General and Administrative. General and administrative expenses consist primarily of personnel costs (including cash compensation, benefits and stock-based compensation expense) for our executive, finance, human resources, information technology, legal and other administrative employees. In addition, general and administrative expenses include fees for third-party professional services, including consulting, accounting and legal services and other corporate expenses and allocated overhead. Excluding the impact of the accelerated recognition of $10.0 million related to one of our executives’ voluntary cancellation of stock options to purchase 1,185,000 shares in 2016, we expect our general and administrative expenses to continue to increase for the foreseeable future as we continue to invest in the growth of our business. However, we expect our general and administrative expenses to decrease as a percentage of our total revenue over the long term.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods presented in dollars and as a percentage of revenue:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Support subscription and professional services revenue:
Support subscription (including contra-revenue of $65 for the year ended December 31, 2015)	$198,935	$126,689	$77,728
Professional services	62,875	57,772	44,216

Total support subscription and professional services revenue	261,810	184,461	121,944
Cost of revenue:
Support subscription	30,741	23,030	13,705
Professional services	50,354	49,140	41,466

Total cost of revenue	81,095	72,170	55,171

Gross profit	180,715	112,291	66,773
Operating expenses:
Sales and marketing	200,188	183,542	133,052
Research and development	101,094	99,202	66,645
General and administrative	78,282	80,723	46,669

Total operating expenses	379,564	363,467	246,366

Loss from operations	(198,849)	(251,176)	(179,593)
Other (expense) income, net	(3,172)	712	908

Loss before income tax	(202,021)	(250,464)	(178,685)
Income tax expense	2,486	1,224	432

Net loss	$(204,507)	$(251,688)	$(179,117)

	Years Ended December 31,
	2017	2016	2015
	(as a percentage of revenue)
Support subscription and professional services revenue:
Support subscription	76%	69%	64%
Professional services	24	31	36

Total support subscription and professional services revenue	100	100	100
Cost of revenue:
Support subscription	12	12	11
Professional services	19	27	34

Total cost of revenue	31	39	45

Gross profit	69	61	55
Operating expenses:
Sales and marketing	76	99	109
Research and development	39	54	55
General and administrative	30	44	38

Total operating expenses	145	197	202

Loss from operations	(76)	(136)	(147)
Other (expense) income, net	(1)	—	—

Loss before income tax	(77)	(136)	(147)
Income tax expense	1	—	—

Net loss	(78)%	(136)%	(147)%

Comparison of the Years Ended December 31, 2017, 2016 and 2015

Revenue

	Years Ended December 31,			2017-2016	2016-2015
	2017	2016	2015	% Change	% Change
	(in thousands)
Gross support subscription and professional services revenue:
Support subscription	$198,935	$126,689	$77,793	57%	63%
Professional services	62,875	57,772	44,216	9	31

Total gross support subscription and professional services revenue	261,810	184,461	122,009	42	51

Contra-support subscription and professional services revenue:
Support subscription	—	—	(65)	—	100
Professional services	—	—	—	—	—

Total contra-support subscription and professional services revenue	—	—	(65)	—	100

Support subscription and professional services revenue:
Support subscription	198,935	126,689	77,728	57	63
Professional services	62,875	57,772	44,216	9	31

Total support subscription and professional services revenue	$261,810	$184,461	$121,944	42%	51%

Support subscription revenue for the year ended December 31, 2017 increased $72.2 million compared to the same period in 2016. The increase was primarily due to the sales of additional support subscriptions to our existing customers as well as the growth in our support subscription customer base.

Support subscription revenue for the year ended December 31, 2016 increased $49.0 million compared to the same period in 2015. The increase was primarily due to the sales of additional support subscriptions to our existing customers as well as the growth in our support subscription customer base.

Professional services revenue increased $5.1 million for the year ended December 31, 2017 compared to the same period in 2016. The increase was primarily due to the growth in our support subscription customer base.

Professional services revenue increased $13.6 million for the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily due to the growth in our support subscription customer base and associated sales of additional professional services to our existing customers.

Cost of Revenue

	Years Ended December 31,			2017-2016	2016-2015
	2017	2016	2015	% Change	% Change
	(dollars in thousands)
Cost of revenue:
Cost of support subscription	$30,741	$23,030	$13,705	33%	68%
Cost of professional services	50,354	49,140	41,466	2	19

Total cost of revenue	$81,095	$72,170	$55,171	12%	31%

Percentage of revenue	31%	39%	45%

Cost of support subscription revenue increased $7.7 million for the year ended December 31, 2017 compared to the same period in 2016. The increase was primarily attributable to a $6.6 million increase in employee-related expenses as a result of an increase in headcount primarily to support customer growth.

Cost of support subscription revenue increased $9.3 million for the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily attributable to a $8.2 million increase in employee-related expenses, which included $1.3 million of stock-based compensation expense, as a result of an increase in headcount primarily to support customer growth.

Cost of professional services revenue increased $1.2 million for the year ended December 31, 2017 compared to the same period in 2016. The increase was primarily attributable to a $1.2 million increase in employee-related expenses, which included $1.2 million of stock-based compensation expense.

Cost of professional services revenue increased $7.7 million for the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily attributable to a $7.1 million increase in employee-related expenses, which included $1.7 million of stock-based compensation expense, primarily as a result of an increase in headcount.

Sales and Marketing

	Years Ended December 31,			2017-2016	2016-2015
	2017	2016	2015	% Change	% Change
	(dollars in thousands)
Sales and marketing	$200,188	$183,542	$133,052	9%	38%
Percentage of revenue	76%	99%	109%

Sales and marketing expenses increased $16.6 million for the year ended December 31, 2017 compared to the same period in 2016. The increase was primarily attributable to an increase in employee-related expenses of $15.9 million, which included $9.4 million of stock-based compensation expense, primarily related to restricted stock units (“RSUs”) granted to new employees and existing employees.

Sales and marketing expenses increased $50.5 million for the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase in employee-related expenses of $46.8 million, which included $14.1 million of stock-based compensation expense, primarily related to RSUs granted to new employees, additional RSUs granted to existing employees and performance-based restricted stock units (“PSUs”) granted. Employee-related expenses also increased due to hiring to support more revenue producing sales positions. In addition, travel expenses increased $1.6 million primarily due to an increase in headcount to support the growth in our business and equipment and software expenses increased by $1.6 million. These increases were partially offset by a $2.0 million decrease in marketing expenses primarily due to reduced hiring in the latter half of 2016 and better cost management including the reduction of field events and marketing-related programs.

Research and Development

	Years Ended December 31,			2017-2016	2016-2015
	2017	2016	2015	% Change	% Change
	(dollars in thousands)
Research and development	$101,094	$99,202	$66,645	2%	49%
Percentage of revenue	39%	54%	55%

Research and development expenses increased $1.9 million for the year ended December 31, 2017 compared to the same period in 2016. The increase was primarily attributable to an increase in employee-related expenses of $1.6 million, which included $2.2 million of stock-based compensation expense, primarily related to RSUs granted to existing employees.

Research and development expenses increased $32.6 million for the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase in employee-related expenses of $28.9 million, which included $21.3 million of stock-based compensation expense, primarily related to RSUs granted to new employees, additional RSUs granted to existing employees and PSUs granted.

General and Administrative

	Years Ended December 31,			2017-2016	2016-2015
	2017	2016	2015	% Change	% Change
	(dollars in thousands)
General and administrative	$78,282	$80,723	$46,669	(3)%	73%
Percentage of revenue	30%	44%	38%

General and administrative expenses decreased $2.4 million for the year ended December 31, 2017 compared to the same period in 2016. The decrease was primarily attributable to a decrease related to a $2.7 million impairment charge on our promissory note and related interest receivable recognized during the year ended December 31, 2016, for which there was no similar expense in the year ended December 31, 2017 and a decrease in employee-related expenses of $0.4 million, which included a $2.4 million decrease of stock-based compensation expense. The decrease in stock-based compensation expense is primarily due to the accelerated recognition of $10.0 million of expense related to one of our executives’ voluntary cancellation of stock options to purchase 1,185,000 shares in February 2016 for which there was no similar expense in the year ended December 31, 2017, offset by stock-based compensation expense related to RSUs and PSUs granted to existing employees.

General and administrative expenses increased $34.1 million for the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase in employee-related expenses of $25.9 million, which included $19.4 million of stock-based compensation expense. The increase in stock-based compensation expense was primarily due to the accelerated recognition of $10.0 million in expense related to one of our executives’ voluntary cancellation of stock options to purchase 1,185,000 shares in February 2016. The remaining increase in stock-based compensation was primarily related to RSUs granted to new employees, additional RSUs granted to existing employees and PSUs granted. General and administrative expenses also increased due to an increase in outside services expenses of $3.8 million primarily related to the implementation efforts of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). In addition, general and administrative expenses increased due to the impairment charge of $2.7 million on our promissory note and related interest receivable.

Quarterly Operating Results

The following unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2017 have been prepared on a basis consistent with our annual audited consolidated financial statements and include, in our opinion, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future and the results in the periods presented are not necessarily indicative of results to be expected for any other period. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this annual report.

	Three Months Ended
	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016(3)	Sep. 30, 2016	Jun. 30, 2016	Mar. 31, 2016(4)
	(in thousands)
Support subscription and professional services revenue:
Support subscription	$57,847	$53,198	$45,792	$42,098	$35,569	$32,468	$31,018	$27,634
Professional services	17,159	15,803	16,040	13,873	16,390	15,055	12,619	13,708

Total support subscription and professional services revenue(1)	75,006	69,001	61,832	55,971	51,959	47,523	43,637	41,342
Cost of revenue:
Support subscription	8,593	8,765	7,227	6,156	5,849	6,400	5,880	4,901
Professional services	12,837	12,578	13,240	11,699	12,129	13,375	12,181	11,455

Total cost of revenue(2)	21,430	21,343	20,467	17,855	17,978	19,775	18,061	16,356

Gross profit	53,576	47,658	41,365	38,116	33,981	27,748	25,576	24,986
Operating expenses:
Sales and marketing(2)	51,267	48,176	50,526	50,219	46,477	48,807	46,175	42,083
Research and development(2)	23,576	24,533	27,479	25,506	25,569	26,028	25,454	22,151
General and administrative(2)	24,538	19,125	17,824	16,795	19,131	17,298	18,240	26,054

Total operating expenses	99,381	91,834	95,829	92,520	91,177	92,133	89,869	90,288

Loss from operations	(45,805)	(44,176)	(54,464)	(54,404)	(57,196)	(64,385)	(64,293)	(65,302)
Other (expense) income, net	(1,038)	(786)	(1,149)	(199)	625	(10)	392	(295)

Loss before income tax	(46,843)	(44,962)	(55,613)	(54,603)	(56,571)	(64,395)	(63,901)	(65,597)
Income tax expense	1,385	406	463	232	482	291	296	155

Net loss	$(48,228)	$(45,368)	$(56,076)	$(54,835)	$(57,053)	$(64,686)	$(64,197)	$(65,752)

Net loss per share of common stock, basic and diluted	$(0.68)	$(0.67)	$(0.87)	$(0.89)	$(0.94)	$(1.10)	$(1.12)	$(1.26)

(1)

Our quarterly revenue increased sequentially for each of the eight quarters presented, primarily due to the increase in support subscription customers each quarter as well as additional sales of support subscriptions to our existing customers.

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sep. 30, 2016	Jun. 30, 2016	Mar. 31, 2016
	(in thousands)
Cost of revenue	$2,187	$2,090	$1,989	$1,410	$1,593	$1,332	$1,417	$1,358
Sales and marketing	8,604	10,011	9,129	7,466	6,479	7,650	6,039	5,619
Research and development	8,370	9,463	11,060	9,878	10,148	9,810	8,778	7,804
General and administrative	11,720	6,969	5,069	4,621	5,043	5,428	5,664	14,661

Total stock-based compensation expense	$30,881	$28,533	$27,247	$23,375	$23,263	$24,220	$21,898	$29,442

(3)	For the three months ended December 31, 2016, general and administrative expense included a $2.0 million impairment charge associated with a promissory note and related interest receivable.

(4)

For the three months ended March 31, 2016, general and administrative expense included $10.0 million of stock-based compensation expense related to a voluntarily cancellation of a stock option to purchase 1,185,000 shares by one of our executives and a $0.7 million impairment charge associated with our promissory note and related interest receivable.

Liquidity and Capital Resources

As of December 31, 2017, our principal sources of liquidity were cash and cash equivalents and investments totaling $72.5 million, compared to $89.2 million at December 31, 2016, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds, U.S. Treasury bills, commercial paper and corporate notes and bonds and our short-term investments are comprised primarily of U.S. Treasury bills, U.S. government securities, certificates of deposit, commercial paper and corporate notes and bonds. The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cash used in operating activities	$(29,750)	$(82,440)	$(99,336)
Cash provided by (used in) investing activities	21,010	9,093	(2,970)
Cash provided by financing activities	16,499	91,533	9,412

Our current operations are financed from funds derived from our follow-on public offering and cash collected from sales of our support subscriptions and professional services to customers. We believe that our existing cash and cash equivalents balance, together with cash generated from sales of our support subscriptions and professional services to customers and access to our revolving credit facility, will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

Our expected future capital requirements depend on many factors, including customer retention and expansion, the timing and extent of spending on platform development efforts, the expansion of sales, marketing and product management activities and ongoing investments to support the growth of our business in the United States and internationally. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms that are acceptable to us or at all. If we are unable to raise additional capital when necessary or desirable, our business, results of operations and financial condition could be adversely affected.

Operating Activities

Our largest source of operating cash inflows is from sales of our support subscriptions and professional services. Our primary uses of cash from operating activities are for personnel costs, which are allocated across cost of sales, sales and marketing, research and development and general and administrative expenses.

After our net loss of $204.5 million was adjusted to exclude non-cash items, operating activities used $29.8 million of cash during the year ended December 31, 2017. During the year ended December 31, 2017, significant non-cash items included stock-based compensation expense of $110.0 million and depreciation and amortization expense of $10.0 million. Changes in our operating assets and liabilities resulted in net cash generated of $52.4 million during the year ended December 31, 2017. Cash was generated within our operating assets and liabilities during the year ended December 31, 2017 from (i) an increase of $84.6 million in deferred revenue, which resulted from growth in our support subscription customer base coupled with our ratable revenue recognition due to our lack of VSOE for support subscriptions and professional services offerings and (ii) a $4.0 million increase in accrued compensation and benefits. Offsetting these cash generating items within operating assets and liabilities for the year ended December 31, 2017 was (i) an increase of $26.9 million in accounts receivable due to the timing of customer collections, (ii) a $5.3 million increase in prepaid expenses, (iii) a $1.0 million decrease in other long-term liabilities, (iv) a $1.2 million decrease in accrued expenses and other current liabilities and (v) a $1.0 million increase in other assets.

After our net loss of $251.7 million was adjusted to exclude non-cash items, operating activities used $82.4 million of cash during the year ended December 31, 2016. Significant non-cash items included stock-based compensation expense of $98.8 million, which included $10.0 million related to the accelerated recognition of one of our executive’s voluntary cancellation of stock options to purchase 1,185,000 shares in February 2016. Non-cash items also included depreciation and amortization expense of $9.0 million and an impairment charge on our promissory note and related interest receivable of $2.7 million. Changes in our operating assets and liabilities resulted in net cash generated of $58.6 million. Cash was primarily generated within our operating assets and liabilities during the year ended December 31, 2016 from (i) an increase of $79.5 million in deferred revenue, which resulted from growth in our support subscription customer base coupled with our ratable revenue recognition due to our lack of VSOE for support subscriptions and professional services offerings and (ii) increases in accrued compensation and benefits, accrued expenses and other current liabilities and accounts payable of $5.6 million, $2.3 million and $1.8 million, respectively. Offsetting these cash generating items within operating assets and liabilities for the year ended December 31, 2016 was an increase in accounts receivable of $29.6 million due to the timing of customer collections.

After our net loss of $179.1 million was adjusted to exclude non-cash items, operating activities used $99.3 million of cash during the year ended December 31, 2015. Significant non-cash items included stock-based compensation expense of $40.9 million and depreciation and amortization expense of $5.8 million. Changes in our operating assets and liabilities resulted in net cash generated of $32.6 million. Cash was generated within our operating assets and liabilities during the year ended December 31, 2015 from (i) an increase of $44.4 million in deferred revenue, which resulted from growth in our support subscription customer base coupled with our ratable revenue recognition due to our lack of VSOE for support subscriptions and professional services offerings, (ii) an increase in accrued expenses and other current liabilities of $6.2 million primarily related to an increase in acquisition-related expenses and our 2014 Employee Stock Purchase Plan (“ESPP”) contributions and (iii) increases in accrued compensation and benefits, accounts payable and other long-term liabilities of $2.8 million, $1.6 million and $1.3 million, respectively. Offsetting these cash generating items within operating assets and liabilities for the year ended December 31, 2015 was (i) an increase in accounts receivable of $21.6 million related to the timing of customer collections and (ii) an increase in prepaid expenses and other current assets of $1.5 million due to the timing of vendor payments.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2017 was $21.0 million. The primary inflow of cash associated with investing activities during the year ended December 31, 2017 was related to the maturity of investments of $32.9 million which was partially offset by purchases of investments and property and equipment of $7.1 million and $5.2 million, respectively.

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

Cash used in investing activities for the year ended December 31, 2015 was $3.0 million. The primary outflow of cash associated with investing activities was related to the purchases of investments and property and equipment of $102.6 million and $12.8 million, respectively, the cash outflow related to our acquisition of SequenceIQ Hungary Kft. and Onyara, Inc. of $3.5 million and the issuance of our promissory note receivable of $2.5 million. These cash outflows were partially offset by cash inflows primarily related to the maturities of investments of $118.5 million during the year ended December 31, 2015.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2017 was $16.5 million, and was primarily related to the proceeds related to the issuance of common stock of $19.5 million which was partially offset by $2.7 million of payments to satisfy the tax liabilities of employees upon vesting of equity awards.

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

Cash provided by financing activities for the year ended December 31, 2015 was $9.4 million, which consisted primarily of proceeds from the issuance of common stock of $10.4 million.

Revolving Credit Facility

We maintain a senior secured revolving credit facility with Silicon Valley Bank (the “Bank”). On November 2, 2016, we entered into a $30.0 million senior secured revolving credit facility with the Bank (the “Original Credit Agreement”), and on November 1, 2017, we entered into a $50.0 million senior secured revolving credit facility with the Bank, documented as an amendment and restatement of the Original Credit Agreement (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility matures on November 1, 2020 and currently has no subsidiary guarantors. Any outstanding loans drawn under it are due at maturity. Outstanding borrowings may be paid at any time prior to maturity. In addition, we are required to maintain a balance of at least $15.0 million on account with the Bank.

As of December 31, 2017, we had no borrowings outstanding under our Amended and Restated Credit Facility and we were in compliance with all financial covenants, which included maintaining a minimum trailing 12-month non-GAAP operating profit and a minimum adjusted quick ratio.

Deferred Revenue and Backlog

Our deferred revenue, which consists of billed but unrecognized revenue, was $275.2 million and $185.4 million as of December 31, 2017 and 2016, respectively.

Our total backlog, which we define as including both cancelable and non-cancelable portions of our support subscription customer agreements that we have not yet billed, was $27.7 million and $23.2 million as of December 31, 2017 and 2016, respectively. The timing of our invoices to our customers is a negotiated term and thus varies among our support subscription agreements. For multi-year agreements, it is common for us to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, we do not recognize them as revenue, deferred revenue or elsewhere in our consolidated financial statements. The change in backlog that results from changes in the average non-cancelable term of our support subscription arrangements may not be an indicator of the likelihood of renewal or expected future revenue, and therefore we do not utilize backlog as a key management metric internally and do not believe that it is a meaningful measurement of our future revenue.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2017:

	Payments Due by Period
Contractual Obligations (1):	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in thousands)
Operating leases(2)	$5,942	$4,443	$1,526	$3,735	$15,646
Capital lease obligations	352	—	—	—	352

Total contractual obligations	$6,294	$4,443	$1,526	$3,735	$15,998

(1)

Due to the uncertainty as to the timing of payments related to our liabilities for unrecognized tax benefits, we have excluded estimated obligations related to uncertain tax benefits from the table above. As of December 31, 2017, we do not have a liability for uncertain tax benefits.

(2)

Operating leases consist of total future minimum rent payments under non-cancelable operating lease agreements. Minimum payments have not been reduced by minimum sublease rentals of $0.6 million due in the future under non-cancelable subleases.

Off-Balance Sheet Arrangements

Through December 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue Recognition

Apache Hadoop, Apache NiFi and associated open source technology projects within the Apache Software Foundation are made freely available within the open source community. While these technologies have emerged to enable the modern data center architecture, they are complex to deploy and consume as individual components inhibiting broad adoption by enterprises. Our efforts are thus focused on creating a software distribution of these projects by assembling key component software projects into an open platform that address the needs of enterprises. By working in concert with the Apache community to develop Connected Data Platforms, HDP, HDF and other offerings, our software distribution provides customers with a scalable, secure and governed environment for their data requirements.

Connected Data Platforms are made available under an Apache open source license. Open source software is an alternative to proprietary developed software and represents a different model for the development and licensing of commercial software code than that typically used for proprietary software. Because open source software code is generally freely shared, we do not typically generate any direct revenue from its software development activities.

We generate the predominant amount of our revenue through support (support subscription) and consulting and education services (professional services) arrangements with our enterprise customers. Our professional services provide assistance in the implementation process and education related activities.

We price support subscription offerings based on the number of servers in a cluster, or nodes, core or edge devices, data under management and/or the scope of support provided. Our consulting services are priced primarily on a time and materials basis, and to a lesser extent, a fixed fee basis, and education services are priced based on attendance.

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

Professional Services Revenue

Professional services revenue is derived from customer fees for consulting services engagements and education services. Our consulting services are provided primarily on a time and materials basis and, to a lesser extent, a fixed fee basis, and education services are priced based on attendance. Revenue from professional services, when such services are sold in single-element arrangements, is recognized as the services are performed.

Multiple-Element Arrangements

Our multiple-element arrangements include support subscription combined with professional services. We have not established VSOE for our support subscriptions and professional services offerings, and we recognize revenue on a ratable basis over the period beginning when both the support subscription and professional services have substantially commenced, and ending at the conclusion of the support subscription or professional services period, whichever is longer. Under our multiple-element arrangements, the support subscription element generally has the longest service period and the professional services element is performed during the earlier part of the support subscription period. On occasion, we may sell engineering services and/or a premium subscription agreement that provides a customer with development input and the opportunity to work more closely with our developers.

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

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options granted to employees is based on the estimated fair value of the stock options on the grant date. We estimate the options’ grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option pricing model. The grant date fair value is recognized on a straight-line basis over the requisite service period, which corresponds with the vesting period.

The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including the expected term and the price volatility of the underlying stock, which determine the fair value. These assumptions include:

•

Expected term. We estimate the expected term for stock options using the simplified method due to our limited historical exercise activity. The simplified method calculates the expected term as the midpoint between the vesting date and the contractual expiration date of the award.

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

Stock-based compensation expense related to PSUs is also based on the fair value of our common stock on the grant date. PSUs allow the recipients of such awards to earn fully vested shares of our common stock upon the achievement of pre-established performance objectives. For PSUs that are not market-based, the fair value of our common stock on the grant date equals the closing market price of our common stock on the grant date. The stock-based compensation expense is recognized when the performance objective is expected to be achieved. On a quarterly basis, we evaluate the performance criteria attainment. The cumulative effect on current and prior periods of a change in the estimated number of PSUs expected to vest is recognized as compensation expense or as a reduction of previously recognized compensation expense in the period of the revised estimate.

For PSUs that are market-based, the fair value of our common stock on the grant date is determined using the Monte Carlo valuation model.

The Monte Carlo pricing model requires the use of highly subjective and complex assumptions, including the expected term and the price volatility of the underlying stock, which determine the fair value. These assumptions include:

•	Expected term. The full contractual term is used to determine the median derived service period which could be shorter than the full contractual term.

•

Expected volatility. The expected volatility was derived from simulating our stock price over the remaining performance period using the historical volatility calculated from the daily stock returns over a lookback term from the grant date.

•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the derived service period of the stock-based award.

•	Expected dividend. The expected dividend is assumed to be zero, as we have never paid dividends on our common stock and have no current plans to do so.

Stock-based compensation expense related to restricted stock granted in connection with an acquisition is based upon the fair market value of the underlying shares of common stock on the grant date, which is generally considered to be the closing date of the acquisition.

Stock-based compensation expense related to stock options and RSUs issued to non-employees is based on the fair value of the awards on the grant date, determined using the Black-Scholes option pricing model and the closing market price of our common stock on the grant date, respectively. The fair values of stock options and RSUs granted to non-employees are remeasured each period as the stock options and RSUs vest, and the resulting change in value, if any, is recognized in the consolidated statements of operations during the period the related services are performed.

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

Interest Rate Risk

Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and investments totaling $72.5 million as of December 31, 2017 and $89.2 million as of December 31, 2016. Cash and cash equivalents are comprised primarily of cash deposits, money market funds, U.S. Treasury bills, commercial paper and corporate notes and bonds. Our short-term investments are primarily comprised of U.S. Treasury bills, U.S. government securities, certificates of deposit, commercial paper and corporate notes and bonds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Due to the predominantly short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial statements.

The interest rate under our revolving credit facility is variable; accordingly, interest expense for periods in which amounts are outstanding under the revolving credit facility could be adversely affected by increases in interest rates. As of December 31, 2017, we had no outstanding balance under our revolving credit facility. For additional description of our revolving credit facility, refer to Note 8—“Debt” in the notes to our consolidated financial statements.

Foreign Currency Risk

Since we conduct a portion of our business using foreign currencies, primarily the Euro, British Pound Sterling and Canadian Dollars, we are exposed to foreign currency risk. To the extent our entities hold monetary assets or liabilities, earn revenues or incur costs in currencies other than the functional currency, they are exposed to foreign exchange gains or losses that impact our net loss. Holding all other currency values constant, the effect of a hypothetical 10 percent change in the U.S. dollar could impact our financial results by approximately $3.0 million. In addition, as we maintain foreign subsidiaries that use local currency as their functional currency, we are also subject to foreign currency translation risk.

To date, we have not entered into any foreign currency hedging contracts, but we may plan to do so in the future if our exposure to foreign currency risk should become more significant.

Item 8.	Financial Statements and Supplementary Data.

HORTONWORKS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hortonworks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hortonworks, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 15, 2018

We have served as the Company’s auditor since 2012.

HORTONWORKS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$62,739	$53,332
Short-term investments	9,773	31,764
Accounts receivable, net of allowance of $26 as of December 31, 2016	112,013	82,368
Prepaid expenses and other current assets	10,809	4,831

Total current assets	195,334	172,295
Property and equipment, net	16,383	19,381
Long-term investments	—	4,084
Goodwill	34,333	34,333
Intangible assets, net	2,242	3,121
Other assets	1,559	1,306
Restricted cash	882	1,316

Total assets	$250,733	$235,836

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$6,134	$6,749
Accrued compensation and benefits	22,483	17,978
Accrued expenses and other current liabilities	10,948	11,752
Deferred revenue	194,901	129,840

Total current liabilities	234,466	166,319
Long-term deferred revenue	80,269	55,550
Other long-term liabilities	1,034	2,605

Total liabilities	315,769	224,474

Commitments and contingencies (Note 7)
Stockholders’ (deficit) equity:
Preferred stock, par value of $0.0001 per share—25,000,000 shares authorized; none issued or outstanding as of December 31, 2017 and 2016	—	—
Common stock, par value of $0.0001 per share—500,000,000 shares authorized as of December 31, 2017 and December 31, 2016; 72,830,962 shares issued and 72,607,893 shares outstanding as of December 31, 2017 and 61,161,029 shares issued and 61,122,863 shares outstanding as of December 31, 2016	8	7
Additional paid-in capital	842,875	714,960
Accumulated other comprehensive loss	(219)	(1,063)
Accumulated deficit	(907,700)	(702,542)

Total stockholders’ (deficit) equity	(65,036)	11,362

Total liabilities and stockholders’ (deficit) equity	$250,733	$235,836

See the accompanying notes to the consolidated financial statements.

HORTONWORKS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015
Support subscription and professional services revenue:
Support subscription (including contra-revenue of $65 for the year ended December 31, 2015)	$198,935	$126,689	$77,728
Professional services	62,875	57,772	44,216

Total support subscription and professional services revenue (including $800, $2,638 and $10,053 for the years ended December 31, 2017, 2016 and 2015, respectively, from related parties—Note 14)	261,810	184,461	121,944
Cost of revenue:
Support subscription	30,741	23,030	13,705
Professional services	50,354	49,140	41,466

Total cost of revenue	81,095	72,170	55,171

Gross profit	180,715	112,291	66,773
Operating expenses:
Sales and marketing	200,188	183,542	133,052
Research and development	101,094	99,202	66,645
General and administrative	78,282	80,723	46,669

Total operating expenses	379,564	363,467	246,366

Loss from operations	(198,849)	(251,176)	(179,593)
Other (expense) income, net	(3,172)	712	908

Loss before income tax	(202,021)	(250,464)	(178,685)
Income tax expense	2,486	1,224	432

Net loss	$(204,507)	$(251,688)	$(179,117)

Net loss per share of common stock, basic and diluted	$(3.08)	$(4.40)	$(4.13)

Weighted-average shares used in computing net loss per share of common stock, basic and diluted	66,356,474	57,203,067	43,318,044

See the accompanying notes to the consolidated financial statements.

HORTONWORKS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(204,507)	$(251,688)	$(179,117)
Items of other comprehensive gain (loss):
Unrealized gain on investments, net of tax of $0 for all periods presented	30	34	1
Foreign currency translation adjustment	814	(551)	(345)

Total other comprehensive gain (loss)	844	(517)	(344)

Total comprehensive loss	$(203,663)	$(252,205)	$(179,461)

See the accompanying notes to the consolidated financial statements.

HORTONWORKS, INC.

Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance—December 31, 2014	40,987,583	$4	$439,005	$(202)	$(271,737)	$167,070
Exercise of stock options and vesting of early exercised stock options	3,325,707	1	7,753	—	—	7,754
Stock-based compensation expense	—	—	40,939	—	—	40,939
Shares issued from restricted stock unit vesting	56,250	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	219,600	—	3,776	—	—	3,776
Issuance of common stock in connection with acquisitions	1,103,251	—	27,593	—	—	27,593
Issuance costs related to the initial public offering	—	—	(80)	—	—	(80)
Other comprehensive loss	—	—	—	(344)	—	(344)
Net loss	—	—	—	—	(179,117)	(179,117)

Balance—December 31, 2015	45,692,391	5	518,986	(546)	(450,854)	67,591
Exercise of stock options and vesting of early exercised stock options	1,957,888	—	4,349	—	—	4,349
Stock-based compensation expense	—	—	98,823	—	—	98,823
Shares issued from restricted stock unit vesting	2,561,364	—	—	—	—	—
Shares issued from performance-based restricted stock unit vesting	120,474	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	721,658	—	5,631	—	—	5,631
Shares vested in connection with prior year acquisition	421,727	—	—	—	—	—
Follow-on public offering, net of issuance costs of $4,351	9,688,750	2	87,691	—	—	87,693
Repurchase of early exercised stock options	(3,223)	—	(46)	—	—	(46)
Shares withheld related to tax withholdings	(38,166)	—	(474)	—	—	(474)
Other comprehensive loss	—	—	—	(517)	—	(517)
Net loss	—	—	—	—	(251,688)	(251,688)

Balance—December 31, 2016	61,122,863	7	714,960	(1,063)	(702,542)	11,362
Exercise of stock options and vesting of early exercised stock options	2,297,387	—	12,322	—	—	12,322
Stock-based compensation expense	—	—	110,036	—	—	110,036
Shares issued from restricted stock unit vesting	7,919,416	1	(1)	—	—	—
Shares issued from performance-based restricted stock unit vesting	183,048	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	1,132,166	—	7,397	—	—	7,397
Shares vested in connection with prior year acquisition	137,916	—	—	—	—	—
Shares withheld related to tax withholdings	(184,903)	—	(2,666)	—	—	(2,666)
Proceeds from the disgorgement of short-swing profit	—	—	176	—	—	176
Cumulative adjustment to accumulated deficit upon adoption of Accounting Standards Update 2016-09	—	—	651	—	(651)	—
Other comprehensive gain	—	—	—	844	—	844
Net loss	—	—	—	—	(204,507)	(204,507)

Balance—December 31, 2017	72,607,893	$8	$842,875	$(219)	$(907,700)	$(65,036)

See the accompanying notes to the consolidated financial statements.

HORTONWORKS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(204,507)	$(251,688)	$(179,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,786	7,244	4,499
Amortization of premiums from investments	308	856	949
Amortization of intangible assets	879	881	393
Stock-based compensation expense	110,036	98,823	40,939
Impairment of promissory note and related interest receivable	—	2,683	—
Loss on disposal of assets	—	—	522
Deferred income taxes	(330)	27	(140)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	1,802	(335)	60
Loss on early exit of lease	349	—	—
Provision for losses on accounts receivable	176	514	20
Other	333	(43)	(66)
Changes in operating assets and liabilities:
Accounts receivable	(26,885)	(29,584)	(21,629)
Prepaid expenses and other current assets	(5,294)	29	(1,519)
Other assets	(1,035)	(464)	(580)
Accounts payable	(767)	1,773	1,648
Accrued expenses and other current liabilities	(1,151)	2,334	6,154
Accrued compensation and benefits	3,978	5,630	2,801
Deferred revenue	84,564	79,493	44,381
Other long-term liabilities	(992)	(613)	1,349

Net cash used in operating activities	(29,750)	(82,440)	(99,336)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(7,069)	(80,519)	(102,631)
Proceeds from sales of investments	—	13,156	—
Proceeds from maturities of investments	32,865	89,248	118,510
Purchases of property and equipment	(5,223)	(12,781)	(12,839)
Acquisitions, net	—	—	(3,541)
Issuance of promissory note receivable	—	—	(2,500)
Change in restricted cash	437	(11)	31

Net cash provided by (used in) investing activities	21,010	9,093	(2,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	19,464	9,466	10,417
Repurchase of unvested shares and tax withholding shares	(2,666)	(520)	—
Proceeds from the disgorgement of short-swing profit	176	—	—
Payment of contingent consideration related to an acquisition	—	(1,625)	—
Payments of acquisition-related liabilities	—	(3,526)	—
Payments of capital lease liability	(396)	(172)	(170)
Payment of fees for line of credit	(79)	(243)	—
Proceeds from follow-on public offering, net of issuance costs	—	88,153	—
Payments for deferred offering costs	—	—	(835)

Net cash provided by financing activities	16,499	91,533	9,412

Effect of exchange rate changes on cash and cash equivalents	1,648	(602)	(442)
Net increase (decrease) in cash and cash equivalents	9,407	17,584	(93,336)
Cash and cash equivalents—Beginning of period	53,332	35,748	129,084

Cash and cash equivalents—End of period	$62,739	$53,332	$35,748

See the accompanying notes to the consolidated financial statements.

HORTONWORKS, INC.

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Years Ended December 31,
	2017	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,378	$1,074	$330

Cash paid for interest	$377	$52	$14

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Fair value of shares issued in connection with acquisitions	$—	$—	$27,593
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$172	$10	$1,337
Equipment acquired through capital lease	$—	$682	$—
Prepaid offering fees	$—	$(460)	$—

See the accompanying notes to the consolidated financial statements.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Hortonworks, Inc. (the “Company”) delivers 100 percent open-source global data management solutions so that customers can deploy modern data architectures and realize the full value of their data. The Company’s enterprise-ready solutions enable organizations to govern, secure and manage data of any kind, wherever it is located, and turn it into actionable intelligence that will help them transform their businesses.

The Company’s platforms allow enterprises to manage their data on a global scale, whether it is data-in-motion or data-at-rest. The Company has the expertise, experience and proven solutions to power modern data applications, including streaming analytics, data science, artificial intelligence and more.

In December 2014, the Company completed its initial public offering and concurrent private placement (collectively, the “IPO”). In February 2016, the Company completed a follow-on public offering of an aggregate of 9,688,750 shares of its common stock, including 1,263,750 additional shares sold pursuant to the full exercise of the option to purchase additional shares by the underwriters, at a public offering price of $9.50 per share. Net proceeds to the Company were approximately $88.2 million after deducting underwriting discounts and commissions and offering expenses.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs regarding what may occur in the future given available information. Estimates, assumptions and judgments are used for, but are not limited to, revenue recognition, stock-based awards, accounting for income taxes, allowance for doubtful accounts, valuation and determination of other-than-temporary impairments of notes receivable and certain accrued liabilities. Actual results may differ from these estimates.

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

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

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

Significant customers are those which represent 10 percent or more of the Company’s total revenue or gross accounts receivable balance for each respective consolidated statement of operations and consolidated balance sheet period. For the years ended December 31, 2017, 2016 and 2015, there were no customers that represented 10 percent or more of the Company’s total revenue.

As of both December 31, 2017 and 2016, there were no customers that represented 10 percent or more of the Company’s gross accounts receivable balance.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, U.S. Treasury bills, commercial paper, and corporate notes and bonds with original maturities of three months or less at the time of purchase.

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

Investments

The Company classifies its debt securities as “trading,” “available-for-sale” or “held-to-maturity,” depending on management’s intent at the time of purchase. Unrealized losses on available-for-sale securities are charged against net earnings when a decline in fair value is determined to be other-than-temporary. The Company’s management reviews several factors to determine whether a loss is other-than-temporary, such as the length and extent of the fair value decline and the financial condition and near-term prospects of the issuer. For debt securities, management also evaluates whether the Company has the intent to sell or will likely be required to sell before its anticipated recovery. Realized gains and losses are accounted for on the specific identification method.

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

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

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

Software Development Costs

The Company develops open source software that is generally freely available on the Apache Hadoop platform. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. There is usually a very minimal passage of time between the achievement of technological feasibility and the availability of the Company’s software for general release. Accordingly, there are no capitalized software development costs for the years ended December 31, 2017 and 2016.

Internal Use Software

The Company’s capitalized internal use software costs were not material for the years ended December 31, 2017 and 2016.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using a straight-line method over the estimated useful lives, determined to be two years for purchased software, two to three years for computer equipment, and five years for network and communication equipment and furniture and fixtures. Expenditures for repairs and maintenance are charged to expenses as incurred. Leasehold improvements are amortized on a straight-line basis over the term of the lease, or the useful life of the assets, whichever is shorter.

Goodwill and Long-Lived Assets

Goodwill is tested for impairment on an annual basis and between annual tests if events or circumstances indicate that an impairment loss may have occurred. The test is based on a comparison of the reporting unit’s book value to its estimated fair market value. The annual impairment test is performed by the Company during the fourth quarter of each fiscal year using the opening consolidated balance sheet as of the first day of the fourth quarter,

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

with any resulting impairment recorded in the fourth quarter of the fiscal year. During the year ended December 31, 2017, the Company determined that the fair value of its sole reporting unit exceeded its carrying value, and as a result, no goodwill impairment was recorded in fiscal 2017. Since the Company’s inception, goodwill has not been impaired.

Long-lived assets (including property and equipment) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In such instances, the recoverability of assets to be held and used is measured first by a comparison of the carrying amounts of the assets or asset groups to future undiscounted net cash flows expected to be generated by the assets or asset groups. If such assets or asset groups are considered to be impaired, an impairment loss would be recognized if the carrying amount of the assets or asset groups exceeds the fair value of the assets or asset groups. During the year ended December 31, 2016, the Company recognized an impairment charge of $2.7 million in operating expenses due to a promissory note and related interest receivable. During the year ended December 31, 2016, the Company determined that it is probable that the promissory note and related interest receivable are unrecoverable due to our estimate of the third-party service provider’s illiquidity and unfavorable rate of cash use.

Revenue Recognition

Apache Hadoop, Apache NiFi and associated open source technology projects within the Apache Software Foundation are made freely available within the open source community. While these technologies have emerged to enable the modern data center architecture, they are complex to deploy and consume as individual components inhibiting broad adoption by enterprises. The Company’s efforts are thus focused on creating a software distribution of these projects by assembling key component software projects into an open platform that address the needs of enterprises. By working in concert with the Apache community to develop Connected Data Platforms, Hortonworks Data Platform (“HDP”), Hortonworks DataFlow (“HDF”) and other offerings, the Company’s software distribution provides customers with a scalable, secure and governed environment for their data requirements.

Connected Data Platforms are made available under an Apache open source license. Open source software is an alternative to proprietary developed software and represents a different model for the development and licensing of commercial software code than that typically used for proprietary software. Because open source software code is generally freely shared, the Company does not typically generate any direct revenue from its software development activities.

The Company generates the predominant amount of its revenue through support (support subscription) and consulting and education services (professional services) arrangements with its enterprise customers. The Company’s professional services provide assistance in the implementation process and education related activities.

The Company prices support subscription offerings based on the number of servers in a cluster, or nodes, core or edge devices, data under management and/or the scope of support provided. The Company’s consulting services are priced primarily on a time and materials basis, and to a lesser extent, a fixed fee basis, and education services are priced based on attendance.

Under the Company’s support subscription and professional services arrangements, revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) the services have been delivered; (iii) the arrangement fee is fixed or determinable; and (iv) collectability is probable.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

Support Subscription Revenue

In single-element arrangements, support subscription fees are recognized on a ratable basis over the support subscription term. The Company’s support subscription arrangements do not typically contain refund provisions for fees earned related to support services performed.

Professional Services Revenue

Professional services revenue is derived from customer fees for consulting services engagements and education services. The Company’s consulting services are provided primarily on a time and materials basis and, to a lesser extent, a fixed fee basis, and education services are priced based on attendance. Revenue from professional services, when such services are sold in single-element arrangements, is recognized as the services are performed.

Multiple-Element Arrangements

The Company’s multiple-element arrangements generally include support subscription combined with professional services. The Company has not established vendor-specific objective evidence of fair value (“VSOE”) for its support subscriptions and professional services offerings, and the Company recognizes revenue on a ratable basis over the period beginning when both the support subscription and professional services have substantially commenced, and ending at the conclusion of the support subscription or professional services period, whichever is longer. Under the Company’s multiple-element arrangements, the support subscription element generally has the longest service period and the professional services element is performed during the earlier part of the support subscription period. On occasion, the Company may sell engineering services and/or a premium subscription agreement that provides a customer with development input and the opportunity to work more closely with its developers.

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

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016, substantially all of the Company’s accounts receivable represents amounts billed to customers but not yet received or recognized as revenue and are thus recorded as deferred revenue.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (including cash compensation, commissions, benefits and stock-based compensation expense) for the Company’s sales and marketing employees. In addition, sales and marketing expense include the cost of advertising, online marketing, promotional events, corporate communications, product marketing, other brand-building activities, plus allocated shared costs. All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense totaled $8.9 million, $9.1 million and $11.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (including cash compensation, benefits and stock-based compensation expense) for the Company’s research and development employees, costs associated with subcontractors and equipment lease expenses, plus allocated shared costs. The Company’s research and development expenses include costs for development related to the distribution of its solutions, including security updates, fixes, functionality enhancements, upgrades to the technology and new versions of the software, quality assurance personnel, technical documentation personnel and at times, expenses related to engineering resources for its subscription and professional services offerings.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (including cash compensation, benefits and stock-based compensation expense) for our executive, finance, human resources, information technology,

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

legal and other administrative employees. In addition, general and administrative expenses include fees for third-party professional services, including consulting, accounting and legal services and other corporate expenses and allocated overhead.

Stock-Based Compensation Expense

The Company recognizes compensation costs related to employee stock options, time-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), restricted stock awards and participation in the Company’s 2014 Employee Stock Purchase Plan, as amended (“ESPP”), based on the estimated fair value of each award on the grant date and forfeitures as they occur beginning on January 1, 2017. The Company estimates the grant date fair value of options using the Black-Scholes option pricing model. The Company estimates the grant date fair value of RSUs and PSUs that are not market-based using the closing market price of the Company’s common stock on the grant date. The Company estimates the grant date fair value of market-based PSUs with pre-established market conditions using the Monte Carlo valuation model. The Company estimates fair value of each ESPP purchase at the beginning of the offering period using the Black-Scholes option pricing model. The respective grant date fair values of stock options, restricted stock, RSUs, PSUs that are not market-based and each ESPP purchase are recognized on a straight-line basis over the requisite service periods, which correspond to the vesting periods.

The Company recognizes compensation costs related to restricted stock granted in connection with an acquisition based upon the fair market value of the underlying shares of common stock on the grant date, which is generally considered to be the closing date of the acquisition.

The Company recognizes compensation costs related to stock options and RSUs issued to non-employees based on the fair value of the awards on the grant date, determined using the Black-Scholes option pricing model and the closing market price of the Company’s common stock on the grant date, respectively. The fair values of stock options and RSUs granted to non-employees are remeasured each period as the stock options and RSUs vest, and the resulting change in value, if any, is recognized in the consolidated statements of operations during the period the related services are performed.

PSUs allow the recipients of such awards to earn fully vested shares of the Company’s common stock upon the achievement of pre-established performance objectives. For PSUs that are not market-based, stock-based compensation expense is recognized when the performance objective is expected to be achieved. On a quarterly basis, the Company evaluates the performance criteria attainment for these PSUs. The cumulative effect on current and prior periods of a change in the estimated number of PSUs expected to be earned is recognized as compensation expense or as a reduction of previously recognized compensation expense in the period of the revised estimate. For market-based PSUs, stock-based compensation expense is recognized over a derived service period. The derived service period is inferred from the Monte Carlo valuation model and may be shorter in duration than the performance period for a particular market-based PSU award. If the PSU award vests as a result of market performance of the Company’s common stock prior to the end of the derived service period, the compensation expense related to the vested award that had not previously been recognized would be recognized upon vesting.

Income Taxes

The Company accounts for income taxes using an asset and liability approach. Deferred income tax assets and liabilities are computed for differences between the financial statement and income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

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

Foreign Currency

The remeasurement of foreign currencies creates remeasurement adjustments that are included in the consolidated statements of operations. For the year ended December 31, 2017, the net loss from remeasurement adjustments was $3.1 million. For the years ended December 31, 2016 and 2015, the net gains from remeasurement adjustments were immaterial.

For subsidiaries with non-U.S. dollar functional currencies, the impact of changes in foreign currency exchange rates resulting from the translation of foreign currency financial statements into U.S. dollars for financial reporting purposes is included in other comprehensive gain (loss). Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period. Foreign transaction gains and losses are recorded as they are realized and were immaterial in 2017, 2016, and 2015.

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

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company anticipates that ASU 2017-09 will not have a material impact on its consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The standard requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, the ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The ASU is effective for public companies for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company anticipates that ASU 2017-04 will not have a material impact on its consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company anticipates that ASU 2017-01 will not have a material impact on its consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides guidance to decrease the diversity in practice in the classification and presentation of changes in restricted cash on the statements of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company anticipates that ASU 2016-18 will not have a material impact on its consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statements of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company anticipates that ASU 2016-15 will not have a material impact on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2016-02 will have on its consolidated financial statements.

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

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

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

The new standard permits adoption either by using (i) a full retrospective approach for all periods presented or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The Company adopted the new standard as of January 1, 2018 using the modified retrospective approach. The Company’s decision was based on a number of factors such as the significance of the impact of the new standard on the Company’s financial results, system readiness, including that of software procured from third-party providers, and the Company’s ability to accumulate and analyze the information necessary to assess the cumulative effect of the new standard through January 1, 2018.

The Company has substantially completed its evaluation of the impact of the new standard on its accounting policies, processes and system requirements. The Company has assigned internal resources in addition to the engagement of third-party service providers to assist in the evaluation and to provide periodic updates to management and the Audit Committee. In evaluating the risks associated with the adoption of the new accounting standard, the Company has identified and scoped the different revenue streams and reviewed contracts in each revenue stream for terms and conditions that could result in different accounting treatment. Furthermore, the Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. While the Company continues to assess all potential impacts under the new standard, significant impacts are expected to the timing and amount of support subscription and professional services revenue recognized, as well as the capitalization and amortization of contract acquisition costs. In addition, the Company will update certain disclosures, as applicable, included in its filings pursuant to the Securities Exchange Act of 1934, as amended, to meet the requirements of the new standard.

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

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

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

As part of its evaluation, the Company has also considered the impact of the guidance in Accounting Standards Codification (“ASC”) 340-40, Other Assets and Deferred Costs; Contracts with Customers, and the interpretations of the FASB TRG for Revenue Recognition from their November 7, 2016 meeting with respect to the capitalization and amortization of incremental costs of obtaining a contract (e.g., sales commissions). For contracts with an expected duration greater than one year, the new standard requires the capitalization of incremental costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided the Company expects to recover the costs. Such capitalized costs are then to be amortized on a systematic basis that is consistent with the transfer to the customer of the services to which such costs relate, and the amortization period may extend beyond the initial contract term if renewal commissions on expected renewals are not commensurate with the commission on the initial contract. Under the Company’s current accounting policy, incremental costs incurred to obtain a contract are expensed when incurred. Thus, the application of the new standard will result in a significant change to the Company’s current accounting policy for contract acquisition costs, which will result in the Company recognizing the expense for contract acquisition costs in a different period, and over a longer period, compared to the Company’s current practice under the existing standards and guidance.

The Company adopted the new standard effective January 1, 2018, by recognizing the cumulative effect of initially applying the new standard. As a result of adopting ASU 2014-09 (Topic 606) and its corresponding ASUs, accumulated deficit will decrease by approximately $23.0 million to $28.0 million and as a result of adopting ASC 340-40, accumulated deficit will decrease by approximately $47.0 million to $52.0 million.

Recently Adopted Accounting Pronouncements

In March 2016, FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and non-public entities, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statements of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted the standard as of January 1, 2017. As a result of adopting this standard, the Company made an accounting policy election to account for forfeitures as they occur. This change was applied on a modified retrospective basis, resulting in a cumulative-effect adjustment increasing accumulated deficit by $0.7 million as of January 1, 2017.

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

Effective as of January 1, 2017, the Company adopted a change in accounting policy in accordance with the standard to account for excess tax benefits and tax deficiencies as income tax expense or benefit, treated as

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

discrete items in the reporting period in which they occur, and to recognize previously unrecognized deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The change was applied on a modified retrospective basis; no prior periods were restated as a result of this change in accounting policy.

The standard also eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized as an increase in additional paid-in capital. Approximately $38.4 million of federal net operating losses (“NOLs”) and $24.4 million of state NOLs (none of which were included in the deferred tax assets recognized in the consolidated balance sheet as of December 31, 2016) have been attributed to tax deduction for stock-based compensation expense in excess of the related book expense. Under the standard, these previously unrecognized deferred tax assets were recognized on a modified retrospective basis as of January 1, 2017. The U.S. federal and state NOLs recognized as of January 1, 2017, as described above, have been offset by a valuation allowance. As a result, there was no tax-related cumulative-effect to accumulated deficit.

3. FAIR VALUE MEASUREMENTS

The following table summarizes the investments in available-for-sale securities (in thousands):

	December 31, 2017
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$8,612	$4	$—	$8,616
Certificates of deposit	750	—	—	750
Commercial paper	3,498	—	(1)	3,497
Corporate notes and bonds	5,806	—	(1)	5,805

Total investments in available-for-sale securities	$18,666	$4	$(2)	$18,668

	December 31, 2016
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$2,072	$—	$—	$2,072
Certificates of deposit	960	—	—	960
Commercial paper	2,497	—	—	2,497
Corporate notes and bonds	30,347	4	(32)	30,319

Total investments in available-for-sale securities	$35,876	$4	$(32)	$35,848

The contractual maturities of investments in available-for-sale securities were as follows (in thousands):

	December 31,
	2017		2016
	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due within one year	$18,666	$18,668	$31,792	$31,764
Due after one year through five years	—	—	4,084	4,084

Total investments in available-for-sale securities	$18,666	$18,668	$35,876	$35,848

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2017
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$25,947	$—	$25,947
U.S. Treasury bills	3,599	—	3,599
Commercial paper	—	3,497	3,497
Corporate notes and bonds	—	1,799	1,799
Short-term investments:
U.S. Treasury bills	5,017	—	5,017
Certificates of deposit	—	750	750
Corporate notes and bonds	—	4,006	4,006

Total financial assets	$34,563	$10,052	$44,615

	December 31, 2016
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$24,533	$—	$24,533
Short-term investments:
U.S. government securities	—	2,072	2,072
Certificates of deposit	—	960	960
Commercial paper	—	2,497	2,497
Corporate notes and bonds	—	26,235	26,235
Long-term investments:
Corporate notes and bonds	—	4,084	4,084

Total financial assets	$24,533	$35,848	$60,381

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

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. During the years ended December 31, 2017 and 2016, the Company did not make any transfers between Level 1 and Level 2 investments. As of December 31, 2017 and 2016, the Company did not have any Level 3 financial assets or liabilities.

Gross unrealized gains and losses were not material as of December 31, 2017 and 2016. Realized gains and losses were not material for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017 and 2016, there were no securities that were in an unrealized loss position for more than 12 months.

4. BUSINESS COMBINATIONS

Transactions completed in 2017 and 2016

The Company did not complete any acquisitions during the years ended December 31, 2017 and 2016.

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

SequenceIQ. On April 23, 2015, the Company acquired 100 percent of the voting shares of SequenceIQ Hungary Kft. (“SequenceIQ”), an open source provider of rapid deployment tools for Hadoop, to deliver a consistent and automated solution for launching on-demand Hadoop clusters in the cloud or to any environment that supports Docker containers. This acquisition complements the Company’s strategy of providing enterprise customers the broadest choice of consumption options for HDP, from on-premises deployments to cloud architectures.

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

The Company estimated the acquisition date fair value of the contingent consideration payable of $1.6 million based on various estimates including a discount rate based on the estimated timing of achievement of product milestones, the probability of achievement and other factors, all of which the Company believes are appropriate and representative of market participant assumptions. Upon the achievement of product milestones in January 2016, the Company paid the fair value of the contingent consideration liability of $1.7 million.

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

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

The acquisition of SequenceIQ provided the Company with developed technology. The Company determined that the fair value of the developed technology was approximately $4.4 million using the cost approach. The cost approach reflects the amount that would be required at the acquisition date to replace the service capacity of an asset. The assumptions underlying the fair value calculation include: the labor required using a burdened overhead rate, the development period, a developer’s profit based on the operating profitability of market participants and the opportunity cost based on the estimated required return on investment over the development period using venture capital rates of return and private capital rates of return for enterprises at a similar stage of development as SequenceIQ. A deferred tax liability related to the fair value of the developed technology obtained in the acquisition was also recognized. The Company recognized goodwill of $5.8 million equal to the excess of the purchase consideration over the fair value of the assets acquired and the liabilities assumed inclusive of approximately $0.4 million related to a deferred tax liability recognized in the acquisition. The goodwill is attributable to the synergies expected from combining SequenceIQ’s operations with the Company’s operations. The goodwill is not deductible for tax purposes.

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

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2017	2016
Computer equipment	$13,353	$12,513
Network and communication equipment	4,889	3,453
Purchased software	898	667
Furniture and fixtures	5,356	4,585
Capital leases	743	476
Leasehold improvements	12,003	10,871
Assets not yet in use	198	206

Property and equipment, gross	37,440	32,771
Less: Accumulated depreciation	(21,057)	(13,390)

Total property and equipment, net	$16,383	$19,381

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $8.8 million, $7.2 million and $4.5 million, respectively. Interest expense related to capital leases was immaterial for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the Company is obligated to make future payments under capital leases of $0.4 million in 2018.

6. INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$4,395	$(2,153)	$2,242

Intangible assets, net	$4,395	$(2,153)	$2,242

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$4,395	$(1,274)	$3,121

Intangible assets, net	$4,395	$(1,274)	$3,121

The Company’s intangible assets as of December 31, 2017 and 2016 were comprised entirely of developed technology from the Company’s acquisition of SequenceIQ. The amortizable intangible assets have a useful life of five years. For the years ended December 31, 2017, 2016 and 2015, the Company recognized amortization expense for intangible assets of $0.9 million, $0.9 million and $0.4 million, respectively, in research and development expenses. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding 12-month periods ending December 31, 2018, 2019 and 2020 is $0.9 million, $0.9 million and $0.5 million, respectively.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has many operating lease agreements primarily involving office space facilities. These leases are non-cancelable with original lease periods up to 15 years, which expire between 2018 and 2031. Some of these operating lease agreements have free or adjustable rent provisions. Lease expense is recognized on a straight-line basis over the lease term. The Company subleases some excess capacity to subtenants under non-cancelable operating leases.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

As of December 31, 2017, future minimum lease commitments under non-cancelable leases are as follows (in thousands):

Years Ending December 31,	Leases
2018	$5,942
2019	2,741
2020	1,702
2021	1,097
2022	429
Thereafter	3,735

Gross lease payments	15,646
Less: Non-cancelable subtenant receipts	(604)

Net lease payments	$15,042

Rent expense incurred under operating leases for the years ended December 31, 2017, 2016 and 2015 was $9.0 million, $9.9 million and $8.0 million, respectively.

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

On April 13, 2017, a derivative action was filed in the Court of Chancery of the State of Delaware, captioned Steinberg v. Bearden, et al., Case No. 2017-0286-AGB, purportedly filed by a Hortonworks shareholder on behalf of the Company against certain of the Company’s directors and executive officers. The derivative complaint alleges that the defendants breached their fiduciary duties to the Company and allegedly made false or misleading statements regarding the Company’s business and operations. The derivative action includes claims for, among other things, unspecified damages in favor of the Company, corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the derivative plaintiffs, including attorneys’ fees. On July 3, 2017, defendants filed a motion to dismiss the complaint. The motion is now fully

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

briefed, and a hearing on that motion is currently scheduled for March 27, 2018. Because the action is in the early stages of the litigation process, the Company is unable to assess whether any loss or adverse effect on its financial condition is probable or remote or to estimate the range of potential loss, if any.

8. DEBT

Amended and Restated Revolving Credit Agreement

On November 2, 2016, the Company entered into a $30.0 million senior secured revolving credit facility (the “Original Credit Agreement”) with Silicon Valley Bank (the “Bank”), and on November 1, 2017, the Company amended its Original Credit Agreement to increase its borrowing capacity to $50.0 million, documented as an amendment and restatement of its two-year senior secured revolving credit facility (as amended and restated, the “Amended and Restated Credit Agreement”). Amounts outstanding under the Amended and Restated Credit Agreement are payable on or before November 1, 2020 and will accrue interest per annum at a rate equal to the London Interbank Offered Rate plus 3.50 percent. Pursuant to the terms of the Amended and Restated Credit Agreement, the Company agreed to pay an annual facility fee equal to 0.50 percent of the aggregate amount of the revolving credit facility commitments and an unused line fee of 0.45 percent per annum on the unused commitments. In addition, the Company is required to maintain a balance of at least $15.0 million on account with the Bank. The Amended and Restated Credit Facility currently has no subsidiary guarantors.

The Amended and Restated Credit Agreement contains customary negative covenants and certain financial covenants that require the Company to maintain a minimum trailing 12-month non-GAAP operating profit and a minimum adjusted quick ratio.

As of December 31, 2017, the Company had no borrowings outstanding under the Amended and Restated Credit Agreement and was in compliance with all financial covenants.

9. STOCKHOLDERS’ (DEFICIT) EQUITY

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

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

Common Stock Reserved for Issuance

The Company reserved shares of common stock, on an as-if converted basis, for future issuance as follows:

	December 31,
	2017	2016
Common stock warrants	3,250,000	3,250,000
Exercise and conversion of common stock warrants	476,368	476,368
Common stock subject to repurchase	10,500	30,708
Outstanding stock options	4,490,445	7,430,094
Unvested restricted stock	137,919	275,835
Unvested RSUs	9,579,841	10,836,508
Unvested PSUs	839,857	424,503
Shares available for issuance under Amended 2014 Stock Option and Incentive Plan	706,994	4,234,205
Shares available for purchase under Amended 2014 Employee Stock Purchase Plan	1,933,343	2,451,215

Total	21,425,267	29,409,436

2011 Stock Option and Grant Plan

The Company adopted the Hortonworks, Inc. 2011 Stock Option and Grant Plan in June 2011 and amended such plan in March 2014 (as amended, the “2011 Plan”). The 2011 Plan allows for the grant of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), restricted common stock and RSUs to the Company’s full or part-time officers, employees, non-employee directors and consultants. The exercise price of an option is determined by the Board of Directors when the option is granted, and may not be less than 100 percent of the fair market value of the shares on the date of grant, provided that the exercise price of ISOs granted to a 10 percent stockholder is not less than 110 percent of the fair market value of the shares on the date of grant. ISOs granted under the 2011 Plan generally vest 25 percent after the completion of 12 months of service and the balance in equal monthly installments over the next 36 months of service, and expire 10 years from the date of grant (subject to earlier expiration upon the occurrence of certain events). ISOs granted to a 10 percent stockholder expire five years from the date of grant (subject to earlier expiration upon the occurrence of certain events). NSOs vest according to the specific option agreement, and expire 10 years from the date of grant.

In December 2014, in connection with the closing of the Company’s IPO, the 2011 Plan was terminated as to future grants and shares authorized for issuance under the 2011 Plan were canceled (except for those shares reserved for issuance upon exercise of outstanding stock options). As of December 31, 2017, options to purchase 3,936,786 shares of common stock were outstanding under the 2011 Plan pursuant to their original terms and no shares were available for future grant.

2014 Stock Option and Incentive Plan

The Hortonworks, Inc. 2014 Stock Option and Incentive Plan (the “2014 Plan”) was adopted by the Company’s Board of Directors in September 2014. The 2014 Plan was approved by the Company’s stockholders in November 2014 and became effective immediately prior to the closing of the Company’s IPO. All shares that had been available for issuance but not covered by outstanding awards under the 2011 Plan rolled into the 2014 Plan following the consummation of the IPO. The 2014 Plan allows the plan administrator to make equity-based incentive awards to the Company’s full or part-time officers, employees, non-employee directors and consultants. An amendment and restatement of the 2014 Plan (the “Amended 2014 Plan”) to increase the number of shares reserved for issuance, among other things, was approved by the Board of Directors in April 2016 and by the Company’s stockholders in May 2016.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

The exercise price of an option is determined by the plan administrator when the option is granted, and it may not be less than 100 percent of the fair market value of the shares on the date of grant, provided that the exercise price of ISOs granted to a 10 percent stockholder is not less than 110 percent of the fair market value of the shares on the date of grant. ISOs granted under the Amended 2014 Plan generally vest 25 percent after the completion of 12 months of service and the balance in equal monthly installments over the next 36 months of service, and expire 10 years from the date of grant (subject to earlier expiration upon occurrence of certain events). ISOs granted to a 10 percent stockholder expire five years from the date of grant (subject to earlier expiration upon occurrence of certain events). NSOs vest according to the specific option agreement, and expire 10 years from the date of grant. In general, RSUs granted to employees and non-employees typically vest over no more than three years.

The Company initially reserved 6,000,000 shares of the Company’s common stock for the issuance of awards under the 2014 Plan. This was in addition to the 923,732 shares of the Company’s common stock that remained available for issuance under the Company’s 2011 Plan as of the Company’s IPO date and that rolled into the 2014 Plan. The 2014 Plan also provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2015, by five percent of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the plan administrator. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The amendment and restatement of the 2014 Plan increased the number of shares reserved for issuance under the Amended 2014 Plan by 7,000,000 shares.

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

In October 2015, under the 2014 Plan, the Company granted an aggregate of 266,084 PSUs to the Grantees that vest upon (a) the achievement of specified performance targets as set by the Compensation Committee and (b) the Grantee remaining employed for the duration of the respective 12-month performance cycles over a service period of up to two years, with such service periods commencing on January 1, 2016. The number of PSUs that vest for a given performance cycle is based on the Company’s achievement of earnings before interest, taxes, depreciation and amortization growth and revenue growth relative to the linear ranking of a pre-selected group of the Company’s peers.

In September 2017, under the Amended 2014 Plan, the Company granted 714,711 market-based PSUs to our Chief Executive Officer that vest upon (a) the achievement of a specific market-based performance goal related to the price of our common stock over forty consecutive trading days during a performance cycle of four years, with such performance cycle commencing on September 10, 2017 and (b) the Chief Executive Officer remaining employed through achievement of the performance goal. If the Company achieves the performance goal within the performance cycle, and the Chief Executive Officer remains employed through such achievement, 100 percent of the PSUs will vest upon achievement of the market-based performance goal.

As of December 31, 2017, options to purchase shares of stock, RSUs and PSUs covering an aggregate of 10,973,357 shares of common stock were outstanding under the Amended 2014 Plan.

On January 1, 2017, the shares reserved for issuance under the Amended 2014 Plan increased by 3,071,470, resulting in 22,606,183 total shares reserved for issuance under the Amended 2014 Plan as of December 31, 2017, of which 706,994 shares remained available for issuance.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

Stock Options

A summary of information related to stock options for the year ended December 31, 2017 is presented below:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding—December 31, 2016	7,430,094	$9.81	6.73	$16,523
Granted	—	—
Exercised	(2,277,179)	5.30
Canceled/forfeited	(662,470)	16.74

Outstanding—December 31, 2017	4,490,445	$11.08	6.14	$41,525

Exercisable—December 31, 2017	3,879,080	$10.38	6.05	$38,393

There were no options granted during the years ended December 31, 2017 and 2016. The weighted-average grant date fair value of all options to purchase common stock granted during the year ended December 31, 2015 was $23.17 per share.

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $23.5 million, $13.2 million and $42.9 million, respectively.

Cash received from option exercises during the year ended December 31, 2017 was $12.1 million.

As of December 31, 2017, there was $4.6 million of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over a weighted-average period of 0.68 years.

Restricted Stock

A summary of information related to restricted stock for the year ended December 31, 2017 is presented below:

	Number of Shares Issued Outside the Stock Plans	Weighted- Average Grant Date Fair Value Per Share(*)
Unvested balance—December 31, 2016	275,835	$23.76
Granted	—	—
Vested	(137,916)	23.76
Canceled/forfeited	—	—

Unvested balance—December 31, 2017	137,919	$23.76

(*)

The weighted-average grant date fair value per share relates to 1,424,946 shares of restricted stock paid as part of the acquisition of Onyara, of which 137,919 shares are unvested as of December 31, 2017. See Note 4—“Business Combinations” for additional information regarding this transaction.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

The fair value of the restricted stock that vested during the years ended December 31, 2017 and 2016 was $2.3 million and $4.5 million, respectively. The fair value of the restricted stock that vested during the year ended December 31, 2015 was $14.4 million and $26.5 million, related to restricted stock vesting over a requisite service period and fully vested common shares issued as part of Onyara purchase consideration, respectively.

As of December 31, 2017, there was $2.2 million of unrecognized stock-based compensation expense related to restricted stock which is expected to be recognized over a weighted-average period of 0.67 years.

Restricted Stock Units

A summary of information related to RSUs for the year ended December 31, 2017 is presented below:

	Number of Shares Issued Under Stock Plans	Weighted-Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2016	10,836,508	$12.90
Granted	9,463,870	12.60
Vested	(7,919,416)	12.73
Canceled/forfeited	(2,801,121)	11.70

Unvested balance—December 31, 2017	9,579,841	$13.10

The fair value of the RSUs that vested during the year ended December 31, 2017 and 2016 was $113.1 million and $25.3 million, respectively. The fair value of the RSUs vested during the year ended December 31, 2015 was $1.1 million and $1.1 million, related to RSUs vesting over a requisite service period and vested RSUs issued as part of SequenceIQ purchase consideration, respectively.

As of December 31, 2017, there was $106.1 million of unrecognized stock-based compensation expense related to RSUs which is expected to be recognized over a weighted-average period of 1.65 years.

Performance-Based Restricted Stock Units

A summary of information related to PSUs for the year ended December 31, 2017 is presented below:

	Number of Shares Issued Under Stock Plans	Weighted-Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2016	424,503	$21.16
Granted	714,711	13.39
Vested	(183,048)	15.87
Canceled/forfeited	(116,309)	23.26

Unvested balance—December 31, 2017	839,857	$14.58

The fair value of the PSUs that vested during the year ended December 31, 2017 and 2016 was $1.9 million and $1.5 million, respectively. There were no PSUs that vested during the year ended December 31, 2015.

As of December 31, 2017, there was $6.7 million of unrecognized stock-based compensation expense related to PSUs which is expected to be recognized over a weighted-average period of 0.65 years.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

Determining Fair Value for Employee Stock Option Grants

The Company estimated the fair value of stock options granted using the Black-Scholes option pricing model with weighted-average assumptions as follows:

	Years Ended December 31,
	2017	2016	2015
Expected term (in years)	—	—	6.0
Risk-free interest rate	—%	—%	1.59%
Expected volatility	—%	—%	44%
Dividend rate	—%	—%	—%

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

Determining Fair Value for Market-Based PSUs

For PSUs that are market-based, the fair value of the Company’s common stock on the grant date is determined using the Monte Carlo valuation model. The Company estimated the fair value of market-based PSUs granted using the Monte Carlo valuation model with the following assumptions:

	Years Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.51%	—%	—%
Expected volatility	67%	—%	—%
Dividend rate	—%	—%	—%

Expected Term. The full contractual term is used to determine the median derived service period which could be shorter than the full contractual term.

Expected Volatility. The expected volatility was derived from simulating the Company’s stock price over the remaining performance period using the historical volatility calculated from the daily stock returns over a lookback term from the grant date.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

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

Restricted Stock and Stock Options Subject to Repurchase

The 2011 Plan allowed for the granting of options that may be exercised before the options have vested. Shares issued as a result of early exercise are shares that have not vested and are deemed to be restricted stock; they are subject to a vesting schedule identical to the vesting schedule of the related options, as well as certain other restrictions. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser, and are not deemed to be issued for accounting purposes until those related shares vest. The amounts received in exchange for these shares have been recorded as a liability on the accompanying consolidated balance sheets and will be reclassified into common stock and additional paid-in capital as the shares vest. The Company’s right to repurchase these shares generally lapses with respect to 1/48 of the original grant amount per month over four years.

The number of shares of restricted stock and early exercised options to purchase common stock outstanding subject to the Company’s right of repurchase as of December 31, 2017 and 2016 was 10,500 and 30,708, respectively, which had repurchase prices ranging from $8.46 to $14.22 per share. The liability for shares subject to repurchase as of December 31, 2017 and 2016 was $0.1 million and $0.4 million, respectively.

2014 Employee Stock Purchase Plan

The Company’s ESPP was adopted and approved by the Company’s Board of Directors in September 2014, was adopted and approved by the Company’s stockholders in November 2014, and was amended in August 2015 to allow employees of certain of the Company’s non-U.S. subsidiaries to participate in the ESPP. The ESPP initially reserved and authorized the issuance of up to a total of 2,500,000 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2015, by the lesser of (i) 1,000,000 shares of common stock, (ii) one percent of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or (iii) such lesser number of shares as determined by the ESPP administrator. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. On January 1, 2017, the shares reserved for issuance increased by 614,294 resulting in total shares reserved for issuance under the ESPP of 4,006,767 as of December 31, 2017, of which 1,933,343 remained available for purchase.

The following table summarizes the assumptions used in the Black-Scholes option pricing model to determine fair value of the Company’s common shares to be issued under the ESPP:

Years Ended December 31,
	2017	2016	2015
Expected term (in years)	0.5-1.0	0.5-1.0	0.5-1.0
Risk-free interest rate	0.51%-1.24%	0.25%-0.70%	0.10%-0.40%
Expected volatility	18%-47%	26%-52%	35%-41%
Dividend rate	—%	—%	—%

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

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

As of December 31, 2017, there was $1.4 million of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.32 years.

Cash received from the purchases of shares under the ESPP during the year ended December 31, 2017 was $7.4 million.

Determining Fair Value for Non-Employees

Stock-based compensation expense related to stock options and RSUs granted to non-employees is recognized as the stock options and RSUs vest.

During the years ended December 31, 2017, 2016 and 2015, the Company granted non-employees RSUs covering 13,200, 193,000 and 7,416 shares of common stock, respectively, which had weighted-average grant date fair values of $13.04, $8.99 and $21.71 per share, respectively. As of December 31, 2017, options to purchase 38,533 shares of common stock granted to non-employees were outstanding with a weighted-average exercise price of $3.23 per share and RSUs covering 9,783 shares of common stock granted to non-employees were unvested with a weighted-average grant date fair value of $15.04 per share. As of December 31, 2016, options to purchase 59,677 shares of common stock granted to non-employees were outstanding with a weighted-average exercise price of $2.29 per share and RSUs covering 95,529 shares of common stock granted to non-employees were unvested with a weighted-average grant date fair value of $9.52 per share.

Stock-based compensation expense related to non-employee options and RSUs was $0.5 million, $1.3 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company believes that the fair value of the stock options is more reliably measurable than the fair value of services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model with the following weighted-average assumptions as of each of the following periods ended:

	December 31,
	2017	2016	2015
Expected term (in years)	6.3	6.1	6.4
Risk-free interest rate	2.20%	1.40%	1.74%
Expected volatility	29%	47%	45%
Dividend rate	—%	—%	—%

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

Stock-Based Compensation Expense

Total stock-based compensation expense, including stock-based compensation expense to non-employees, by category was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cost of revenue	$7,676	$5,700	$2,702
Sales and marketing	35,210	25,787	11,688
Research and development	38,771	36,540	15,193
General and administrative	28,379	30,796	11,356

Total stock-based compensation expense	$110,036	$98,823	$40,939

In February 2016, one of the executives of the Company voluntarily canceled a stock option to purchase 1,185,000 shares. As a result, the Company recognized in general and administrative expense a stock-based compensation expense of $10.0 million during the year ended December 31, 2016.

Warrants

In July 2011, the Company issued a warrant to purchase 6,500,000 shares of Series A preferred stock at an exercise price of $0.005 per share. The warrant was issued to Yahoo! Inc. (“Yahoo!”) in connection with the Company’s Series A financing and the transactions contemplated thereby, including commercial agreements with Yahoo! providing for support subscription offerings and certain rights to technology. In 2017, Verizon Communications, Inc. (“Verizon”) acquired the operating assets of Yahoo!. Yahoo! was subsequently renamed Altaba Inc. (“Altaba”), and the July 2011 warrant remained an asset of Altaba. As of December 31, 2017, the warrant was exercisable into 3,250,000 shares of common stock.

In June 2014, the Company issued to Yahoo! a warrant to purchase a number of shares of common stock up to one percent of the sum of (i) 45,585,496, plus (ii) the number of shares of Series D preferred stock or shares of such stock issuable upon exercise of warrants to purchase such stock (on an as converted to common stock basis) issued or issuable upon exercise of warrants to purchase Series D preferred stock that were sold, if any, by the Company during the period commencing on June 9, 2014 and ending immediately prior to the occurrence of a corporate event at an exercise price of $8.46 per share. As described above, in 2017, Verizon acquired the operating assets of Yahoo!, and Yahoo! was subsequently renamed Altaba. The June 2014 warrant remained an asset of Altaba. As of December 31, 2017, the warrant was exercisable into 476,368 shares of common stock.

Each warrant expires nine years from the date of issuance. The warrants vested upon consummation of the Company’s IPO in December 2014. As of December 31, 2017, neither warrant had been exercised into shares of common stock. Refer to Note 14—“Related Party Transactions” for additional information regarding related party transactions.

10. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less restricted common stock and common stock issued that is subject to repurchase, and excludes any dilutive effects of share-based awards. Diluted net loss per share

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

of common stock is computed giving effect to all potential dilutive shares of common stock. As the Company had net losses for the years ended December 31, 2017, 2016 and 2015, all potential shares of common stock were determined to be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Years Ended December 31,
	2017	2016	2015
Net loss	$(204,507)	$(251,688)	$(179,117)

Weighted-average shares used in computing net loss per share of common stock	66,356,474	57,203,067	43,318,044

Net loss per share, basic and diluted	$(3.08)	$(4.40)	$(4.13)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	As of December 31,
	2017	2016	2015
Common stock warrants	3,250,000	3,250,000	3,250,000
Exercise and conversion of common stock warrants	476,368	476,368	476,368
Common stock subject to repurchase	10,500	30,708	55,603
Outstanding stock options	4,490,445	7,430,094	11,552,487
Unvested restricted stock	137,919	275,835	789,982
Unvested RSUs	9,579,841	10,836,508	5,169,301
Unvested PSUs	839,857	424,503	683,318
Estimated ESPP shares to be issued	292,978	442,992	151,468

Total	19,077,908	23,167,008	22,128,527

11. INCOME TAXES

The components of income tax expense for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State and local	23	67	58
Foreign	2,793	1,130	514

Total current tax expense	2,816	1,197	572
Total deferred tax (benefit) expense	(330)	27	(140)

Income tax expense	$2,486	$1,224	$432

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

The components of loss before income taxes by United States and foreign jurisdictions are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
United States	$157,688	$209,882	$137,713
Foreign	44,333	40,582	40,972

Loss before income tax	$202,021	$250,464	$178,685

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$136,596	$132,744
Research and development credits	14,445	8,997
Warrant expense	12,528	19,312
Depreciation and amortization	1,191	1,105
Accruals and reserves	1,206	3,005
Deferred revenue	14,000	9,093
Stock-based compensation expense	8,412	15,865
Other	1,145	2,037

Gross deferred tax assets	189,523	192,158
Valuation allowance	(189,298)	(192,152)
Intangibles	(201)	(312)

Net deferred tax assets (liabilities)	$24	$(306)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Years Ended December 31,
	2017	2016	2015
Tax at federal statutory rate	34.00%	34.00%	34.00%
State and local taxes, net of federal benefit	2.28	2.54	2.93
Permanent differences and other items not individually material	(0.16)	(0.08)	(0.26)
Stock-based compensation expense	1.39	(8.24)	(2.29)
Credits	2.24	2.01	0.62
Foreign tax differential	(8.68)	(5.97)	(8.01)
Change in valuation allowance	1.41	(24.75)	(27.23)
Change in federal tax rate	(40.86)	—	—
Adoption of ASU 2016-09	7.15	—	—

Income tax expense	(1.23)%	(0.49)%	(0.24)%

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

The Company’s effective tax rate for the period ended December 31, 2017 was lower than the statutory tax rate primarily because of the valuation allowance on its U.S. and foreign deferred tax assets and the losses of foreign subsidiaries taxed at lower rates, partially offset by state taxes and tax credits. The losses of the foreign subsidiaries were generated primarily by the Company’s cost sharing agreement with its Netherlands operations. The income tax expense for the years ended December 31, 2017, 2016 and 2015 primarily relate to state minimum income tax, non-recoverable withholding tax and income tax on the Company’s earnings in foreign jurisdictions.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The new legislation decreases the U.S. corporate federal income tax rate from 35 percent to 21 percent effective January 1, 2018. The Company revalued its deferred tax assets and liabilities accordingly. There was no net impact on recorded deferred tax balances, as the remeasurement of net deferred tax assets was offset by a change in valuation allowance. The Act imposes a one-time deemed repatriation tax on undistributed foreign earnings. The Company did not have a deemed repatriation due to its foreign earnings deficits. The Act also includes a number of other provisions including the elimination of loss carrybacks and limitations on the use of future losses, repeal of the alternative minimum tax regime and the introduction of a base erosion and anti-abuse tax. These provisions are not expected to have an immediate effect on the Company.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 23, 2017 regarding application of the Act. It provides a “measurement period,” lasting through December 22, 2018, to allow registrants time to obtain, prepare and analyze information to complete the accounting required under ASC 740, Income Taxes. While the Company was able to make reasonable estimates under SAB 118 for the impact of the reduction in the corporate tax rate and the deemed repatriation transition tax as noted above, the Company has not completed its analysis of other changes to the Act. The final impacts of the Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act or any updates or changes to estimates the Company has utilized under SAB 118. The Company will continue to analyze the impact of the Act as additional information and guidance is provided and complete our analysis within the measurement period in accordance with SAB 118.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset net deferred tax assets at December 31, 2017 due to the uncertainty of realizing future tax benefits from its NOL carryforwards and other deferred tax assets. The net valuation allowance decreased by approximately $2.9 million during the year ended December 31, 2017. As of December 31, 2017, the Company had NOL carryforwards for federal and state and local tax purposes of approximately $525.3 million and $405.7 million, respectively. The NOL carryforwards will expire at various dates beginning in 2031 (federal) and 2018 (state and local), unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of approximately $11.8 million and $9.5 million, respectively. The federal tax credits will expire at various dates beginning in 2031, unless previously utilized. The state tax credits do not expire and will carry forward indefinitely until utilized.

Current laws impose substantial restrictions on the utilization of NOLs and credit carryforwards in the event of an “ownership change” within a three-year period as defined by the Internal Revenue Code Section 382. If there should be an ownership change, the Company’s ability to utilize its carryforwards could be limited.

The Company previously considered the earnings in its non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. As noted above, the Company did not have a deemed

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

repatriation due to its foreign earnings deficits. The Company has accumulated deficits for U.S. tax purposes in all of its non-U.S. subsidiaries as of December 31, 2017, and therefore, it does not have any foreign earnings to distribute under U.S. tax law. However, the actual repatriation of foreign undistributed earnings determined under foreign local tax law could still be subject to additional foreign withholding taxes.

The Company is currently analyzing its global working capital and cash requirements and the potential tax liabilities attributable to a repatriation, but it has not yet determined whether its analysis will result in repatriation of any earnings from its non-U.S. subsidiaries. Accordingly, the Company has not recorded any deferred taxes attributable to its investments in its foreign subsidiaries. The Company will record the tax effects of any change in its prior assertion in the period that it completes its analysis and is able to make a reasonable estimate, and disclose any unrecognized deferred tax liability for temporary differences related to its foreign investments, if practicable.

The Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting as of January 1, 2017. See Note 2—“Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” for more information.

The Company recorded unrecognized tax benefits for uncertain tax positions of approximately $5.3 million and $3.5 million as of December 31, 2017 and 2016, respectively, of which none would impact the effective tax rate, if recognized, since the benefit would be offset by an increase in the valuation allowance.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the year ended December 31, 2017, the Company recognized no interest and penalties associated with unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and foreign jurisdictions. The Company’s tax years for fiscal year end 2011 and forward are subject to examination by the U.S. tax authorities and various state tax authorities, and the Company’s tax years for fiscal year end 2013 and forward are subject to examination by various foreign tax authorities. During 2017, the IRS concluded its examination of the Company’s U.S. federal income tax returns for the tax year ended April 30, 2014 and the eight months ended December 31, 2014 with no changes made to the returns.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2015	$1,585
Increases related to prior years’ tax positions	875
Increases related to current year’s tax positions	1,076

Balance as of December 31, 2016	3,536
Increases related to prior years’ tax positions	333
Increases related to current year’s tax positions	1,444

Balance as of December 31, 2017	$5,313

12. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company’s chief operating decision maker reviews financial information on a consolidated basis for the purposes of allocating resources and evaluating financial performance. The Company’s chief operating decision maker has direct reports responsible for various functions within the Company (e.g. business strategy, finance,

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

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

The following table summarizes the Company’s revenue by customer domicile (in thousands):

	Years Ended December 31,
	2017	2016	2015
United States	$187,926	$137,933	$105,842
United Kingdom	21,929	21,025	3,815
Rest of world	51,955	25,503	12,287

Total revenue	$261,810	$184,461	$121,944

No individual country other than the United States and the United Kingdom accounted for more than 10 percent of total revenue during any of the periods presented.

The following table summarizes the Company’s tangible long-lived assets by country (in thousands):

	December 31,
	2017	2016
United States	$10,671	$15,838
Ireland	2,120	2,033
India	2,578	471
Rest of world	1,014	1,039

Total property and equipment, net	$16,383	$19,381

No individual country other than the United States, Ireland and India accounted for more than 10 percent of total tangible long-lived assets as of December 31, 2017 and 2016, respectively.

13. 401(K) PLAN

The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. To date, the Company has not made any matching contributions to this plan.

14. RELATED PARTY TRANSACTIONS

In June 2011, the Company entered into a two-year commercial agreement with Yahoo!, which at that time was a principal shareholder, that requires the Company to provide support subscription offerings and certain rights to technology, and the Company issued a preferred stock warrant to Yahoo!. The initial total contract value was $2.0 million and was being paid in quarterly installments of $250,000. In June 2013, the commercial agreement was amended to automatically renew for an additional year on an annual basis, unless otherwise terminated by either party 60 days prior to the end of the then-current renewal period. In December 2015, the commercial

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

agreement was further amended to extend the current term until December 30, 2018, and thereafter, the commercial agreement will automatically renew for an additional year on an annual basis, unless otherwise terminated by either party 60 days prior to the end of the then-current renewal period. In 2017, Verizon acquired the operating assets of Yahoo!. Yahoo! was subsequently renamed Altaba, and Yahoo!’s share ownership in the Company, as well as the July 2011 warrant, remained assets of Altaba.

In February 2012, the Company entered into a development, distribution and marketing agreement with Teradata Corporation (“Teradata”), which at that time was a significant shareholder. Under this and subsequent arrangements, the Company is providing support subscription and professional services to Teradata and certain of its end users. In April 2012, the Company received a nonrefundable prepayment of $9.5 million from Teradata as consideration for support subscription offerings and professional services performed by the Company through 2016. In June 2015, the Company entered into an amendment to their prior agreement with Teradata and received a second prepayment of $1.5 million in August 2015 as consideration for support subscription offerings and professional services performed by the Company through 2017. In September 2016, the Company entered into an amendment with Teradata and received a third prepayment of $1.5 million in the same month as consideration for support subscription offerings and professional services performed by the Company through 2017. As of February 2, 2016, Teradata was no longer a Hortonworks shareholder and as such, was not considered to be a related party as of December 31, 2017 and 2016.

In September 2013, the Company entered into a common stock purchase agreement with an affiliate of AT&T Inc. (“AT&T”) covering the sale and issuance of 390,269 shares of the Company’s stock for a nominal amount of consideration. The initial grant included restricted shares that were subject to repurchase rights by the Company. Fifty percent of the shares vested on an equal and ratable basis over an 18-month period beginning on October 1, 2013 and the remaining 50 percent of shares vested in their entirety on March 31, 2015. Concurrently, the Company also entered into a commercial agreement with AT&T to provide specified support subscription and professional services over a three-year term with a minimum annual fee of $6.0 million. Due to the lack of VSOE, this fee is being recognized ratably over the three-year term. In January 2014, the Company entered into an amended stock purchase agreement with an affiliate of AT&T in which the Company relinquished its repurchase rights, at which point the fair value of the remaining shares was recognized as a reduction in revenue. As of December 31, 2017 and 2016, AT&T did not hold more than five percent of the Company’s outstanding common stock and therefore, the Company did not consider AT&T to be a related party.

In June 2014, the Company issued a warrant to purchase a number of shares of common stock in exchange for the amendment of certain rights held by Yahoo! under the Investors’ Rights Agreement to approve certain corporate transactions involving the Company. The warrant became exercisable upon the consummation of the IPO. As described above, in 2017, Verizon acquired the operating assets of Yahoo!, and Yahoo! was subsequently renamed Altaba. The June 2014 warrant remained as an asset of Altaba. As of December 31, 2017, the warrant is exercisable for 476,368 shares of the Company’s common stock.

In July 2014, the Company entered into a Series D preferred stock purchase agreement with Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”) covering the sale and issuance of 2,051,349 shares of the Company’s common stock for a total of $50.0 million. Under this and subsequent arrangements, Hewlett Packard Enterprise resells the Company’s support subscription services. The Company receives a net percentage of the gross dollars collected from Hewlett Packard Enterprise’s end-user customers related to such support and professional services. Hewlett Packard Enterprise was the former employer of the Company’s director Martin Fink until October 2016. As Martin Fink was no longer associated with Hewlett Packard Enterprise as of December 31, 2017 and 2016, the Company no longer considers Hewlett Packard Enterprise to be a related party.

HORTONWORKS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the Company’s common stock shares/warrants owned by entities that were related parties as of December 31, 2017, 2016 and 2015. See Note 9—“Stockholders’ (Deficit) Equity” for information regarding the terms of the Altaba (formerly, Yahoo!) warrants issued in July 2011 and June 2014.

	December 31, 2017
	Altaba
Shares/warrants owned by related party:
Common stock	3,845,806
Common stock warrants	3,726,368

	December 31, 2016
	Altaba
Shares/warrants owned by related party:
Common stock	3,845,806
Common stock warrants	3,726,368

	December 31, 2015
	Altaba	Teradata	AT&T	Hewlett Packard
Shares/warrants owned by related party:
Common stock	3,845,806	—	15,269	2,051,349
Common stock warrants	3,726,368	—	—	—

For the years ended December 31, 2017, 2016 and 2015, the Company recognized revenue from sales to related parties of $0.8 million, $2.6 million and $10.1 million, respectively. As of December 31, 2017 and 2016, the Company’s deferred revenue from related parties was $0.8 million and $1.6 million, respectively, and accounts receivable from related parties was $0.8 million and $1.6 million, respectively. The Company’s payables due to related parties were immaterial as of December 31, 2017 and 2016.

The Company does not separately record routine cost of revenue and operating expenses on a per related party contract basis.

15. SUBSEQUENT EVENT

On January 31, 2018, Altaba (formerly, Yahoo!) net exercised the warrants issued in July 2011 and June 2014 for a total of 3,522,730 shares of the Company’s common stock. As a result of such exercises, neither the July 2011 nor the June 2014 warrants is outstanding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on this evaluation, as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the Jumpstart Our Business Startups Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes to internal control over financial reporting during the three months ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended December 31, 2017, management substantially completed its evaluation of the impact of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) and Accounting Standards Codification 340-40, Other Assets and Deferred Costs; Contracts with Customers (the

“new standard”) on its accounting policies, processes and system requirements. During fiscal year 2017, we implemented control activities to ensure we adequately evaluated our contracts and properly assessed the impact of the accounting standard on our financial statements to facilitate adoption on January 1, 2018.

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

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

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

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

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

Hortonworks, the Hortonworks logo, DPS, DataPlane Service, HDCloud, HDP, HDF and SmartSense are trademarks or registered trademarks of Hortonworks, Inc. and its subsidiaries in the United States and other jurisdictions. Other service marks, trademarks and tradenames referred to in the Annual Report on Form 10-K are the property of their respective owners.

Item 16.	Form 10-K Summary.

None.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-200044	3.2	November 10, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-200044	3.4	November 10, 2014

4.1	Form of common stock certificate of the Registrant.	S-1	333-200044	4.1	December 1, 2014

4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated July 23, 2014.	S-1	333-200044	4.2	December 1, 2014

4.3	Warrant to Purchase Shares of Series A Preferred Stock issued to Altaba Inc. (formerly known as Yahoo! Inc.) by the Registrant, dated July 1, 2011.	S-1	333-200044	4.3	November 10, 2014

4.4	Warrant to Purchase Shares of Common Stock issued to Altaba Inc. (formerly known as Yahoo! Inc.) by the Registrant, dated June 9, 2014.	S-1	333-200044	4.4	November 10, 2014

10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-200044	10.1	November 10, 2014

10.2#	2011 Stock Option and Grant Plan and forms of agreements thereunder.	S-1	333-200044	10.2	November 10, 2014

10.3#	Amended and Restated 2014 Stock Option and Incentive Plan and forms of agreements thereunder.	10-Q	001-36780	10.1	August 9, 2016

10.4.1#	Amended and Restated Employment Agreement by and between the Registrant and Robert Bearden, dated September 13, 2017.					X

10.4.2#	Amended and Restated Employment Agreement by and between the Registrant and Scott Davidson, dated December 12, 2016.	10-K	001-36780	10.4.2	March 15, 2017

10.4.3#	Amended and Restated Employment Agreement by and between the Registrant and Raj Verma, dated March 13, 2017.	10-K	001-36780	10.4.3	March 15, 2017

10.4.4#	Amended and Restated Form of Employment Agreement by and between the Registrant and other executive officers.	10-K	001-36780	10.4.4	March 15, 2017

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.4.5#	Form of Letter Agreement re Post-Termination Option Exercise Period.	8-K	001-36780	10.2	June 19, 2015

10.5	Stadium Techcenter Lease between The Landing SC, LLC, as Landlord, and the Registrant, as Tenant, dated May 19, 2014.	S-1	333-200044	10.6	November 10, 2014

10.6#	Amended and Restated 2014 Employee Stock Purchase Plan.	10-Q	001-36780	10.1	November 12, 2015

10.7#	Senior Executive Cash Incentive Bonus Plan.	S-1	333-200044	10.11	November 10, 2014

10.8#	Non-Employee Director Compensation Policy.	S-1	333-200044	10.12	November 10, 2014

10.9†	HDP for Microsoft Platforms Agreement between the Registrant and Microsoft Corporation, dated July 3, 2012.	S-1	333-200044	10.13	November 10, 2014

10.10.1	Amended and Restated Credit Agreement, dated November 1, 2017, by and between Hortonworks, Inc. and Silicon Valley Bank.	8-K	001-36780	10.1	November 2, 2017

10.10.2	First Amendment to Amended and Restated Credit Agreement, dated December 12, 2017, by and between Hortonworks, Inc. and Silicon Valley Bank.					X

21.1	List of Subsidiaries.					X

23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm.					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

101

The following materials from Hortonworks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ (Deficit) Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

Hortonworks, Inc.

Date: March 15, 2018	By:	/s/ Robert Bearden
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert Bearden Robert Bearden	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2018

/s/ Scott Davidson Scott Davidson	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	March 15, 2018

/s/ Scott Reasoner Scott Reasoner	Chief Accounting Officer, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)	March 15, 2018

/s/ Paul Cormier Paul Cormier	Director	March 15, 2018

/s/ Peter Fenton Peter Fenton	Director	March 15, 2018

/s/ Martin Fink Martin Fink	Director	March 15, 2018

/s/ Kevin Klausmeyer Kevin Klausmeyer	Director	March 15, 2018

/s/ Jay Rossiter Jay Rossiter	Director	March 15, 2018

/s/ Michelangelo Volpi Michelangelo Volpi	Director	March 15, 2018