Form 10-Q
period 2018-03-31
Hortonworks, Inc.
filed 2018-05-09
CIK 1610532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of Registrant’s Common Stock outstanding as of May 2, 2018 was 79,048,708.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HORTONWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$64,756	$62,739
Short-term investments	24,625	9,773
Accounts receivable, net	72,374	112,013
Contract assets	2,302	—
Deferred costs	22,674	—
Prepaid expenses and other current assets	15,711	10,809

Total current assets	202,442	195,334
Property and equipment, net	15,150	16,383
Goodwill	34,333	34,333
Intangible assets, net	2,025	2,242
Deferred costs – noncurrent	29,693	—
Other assets	1,535	1,559
Restricted cash	25	882

Total assets	$285,203	$250,733

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,609	$6,134
Accrued compensation and benefits	14,890	22,483
Accrued expenses and other current liabilities	8,077	10,948
Deferred revenue	165,453	194,901
Other contract liabilities	12,801	—

Total current liabilities	206,830	234,466
Long-term deferred revenue	71,280	80,269
Other long-term liabilities	959	1,034

Total liabilities	279,069	315,769

Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Preferred stock, par value of $0.0001 per share—25,000,000 shares authorized; none issued or outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, par value of $0.0001 per share—500,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 78,867,406 shares issued and 78,410,853 shares outstanding as of March 31, 2018 and 72,830,962 shares issued and 72,607,893 shares outstanding as of December 31, 2017	9	8
Additional paid-in capital	878,298	842,875
Accumulated other comprehensive loss	(50)	(219)
Accumulated deficit	(872,123)	(907,700)

Total stockholders’ equity (deficit)	6,134	(65,036)

Total liabilities and stockholders’ equity (deficit)	$285,203	$250,733

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Support subscription and professional services revenue:
Support subscription	$61,534	$42,098
Professional services	17,527	13,873

Total support subscription and professional services revenue	79,061	55,971
Cost of revenue:
Support subscription	8,343	6,156
Professional services	13,917	11,699

Total cost of revenue	22,260	17,855

Gross profit	56,801	38,116
Operating expenses:
Sales and marketing	48,902	50,219
Research and development	24,134	25,506
General and administrative	24,593	16,795

Total operating expenses	97,629	92,520

Loss from operations	(40,828)	(54,404)
Other expense, net	(911)	(199)

Loss before income tax expense	(41,739)	(54,603)
Income tax expense	316	232

Net loss	$(42,055)	$(54,835)

Net loss per share of common stock, basic and diluted	$(0.55)	$(0.89)

Weighted-average shares used in computing net loss per share of common stock, basic and diluted	76,135,228	61,848,383

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(42,055)	$(54,835)
Items of other comprehensive income:
Unrealized (loss) gain on investments, net of tax of $0 for all periods presented	(17)	5
Foreign currency translation adjustment	186	207

Total other comprehensive income	169	212

Total comprehensive loss	$(41,886)	$(54,623)

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,055)	$(54,835)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,135	2,058
Amortization of deferred costs	7,076	—
Amortization of premiums from investments	30	115
Amortization of intangible assets	217	217
Stock-based compensation expense	26,290	23,375
Loss on early exit of lease	—	349
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	619	162
Provision for losses on accounts receivable	7	—
Other	216	76
Changes in operating assets and liabilities:
Accounts receivable	40,327	14,479
Contract assets	161	—
Prepaid expenses and other current assets	(5,160)	(4,812)
Deferred costs	(6,532)	—
Other assets	147	(1,002)
Accounts payable	(384)	110
Accrued expenses and other current liabilities	(2,760)	586
Accrued compensation and benefits	(7,778)	(2,166)
Deferred revenue	(4,175)	12,513
Other contract liabilities	(273)	—
Other long-term liabilities	(153)	(228)

Net cash provided by (used in) operating activities	7,955	(9,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(18,899)	—
Proceeds from maturities of investments	4,000	13,300
Purchases of property and equipment	(1,029)	(1,218)

Net cash (used in) provided by investing activities	(15,928)	12,082

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,657	4,343
Proceeds from exercise of warrants	4,062	—
Tax withholding shares	(4,649)	—
Payments of capital lease liability	(86)	(90)
Payment of fees for line of credit	(26)	(26)

Net cash provided by financing activities	8,958	4,227

Effect of exchange rate changes on cash, cash equivalents and restricted cash	175	298
Net increase in cash, cash equivalents and restricted cash	1,160	7,604
Cash, cash equivalents and restricted cash—Beginning of period	63,621	54,648

Cash, cash equivalents and restricted cash—End of period	$64,781	$62,252

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

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2017 was derived from the Company’s audited financial statements for the year ended December 31, 2017, but does not include all disclosures required by U.S. GAAP as permitted by the applicable rules and regulations of the SEC regarding interim financial reporting. However, the Company believes the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, the related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs regarding what may occur in the future given available information. Estimates, assumptions and judgments are used for, but are not limited to, revenue recognition, stock-based awards, accounting for income taxes, allowance for doubtful accounts and certain accrued liabilities. Actual results may differ from these estimates.

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2017-09 as of January 1, 2018 and the adoption did not have an impact on its condensed consolidated financial statements as of March 31, 2018.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides guidance to decrease the diversity in practice in the classification and presentation of changes in restricted cash on the statements of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-18 as of January 1, 2018 and as a result of the adoption, the Company no longer presents the changes in restricted cash balances as a component of cash flows from investing activities, but instead includes the balances of restricted cash with cash and cash equivalents for the beginning and end of the periods presented.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”), and requires the recognition of revenue as promised goods or services are transferred to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs; Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to Topic 606 and Subtopic 340-40 as the “new standard.”

The new standard permits adoption either by using (i) a full retrospective approach for all periods presented or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The Company adopted the new standard as of January 1, 2018 using the modified retrospective approach. As a result of adopting ASU 2014-09 (Topic 606) and its corresponding ASUs, accumulated deficit decreased by $25.1 million and as a result of adopting ASC 340-40, accumulated deficit decreased by $52.5 million as of January 1, 2018.

The most significant impact of adopting ASU 2014-09 (Topic 606) and its corresponding ASUs relates to the timing of revenue recognition for professional services bundled in multiple-element arrangements. In particular, because professional services revenue is recognized as the services are delivered under the new standard, such revenue is recognized in an earlier period and over a shorter timeframe, as compared to the Company’s accounting policy prior to the adoption of the new standard. Also, the timing of recognition changed to begin in an earlier period for some support subscriptions bundled in multiple-element arrangements compared to the Company’s accounting policy prior to the adoption of the new standard for multiple-element arrangements whereby recognition generally began when both the support subscription and professional services had substantially commenced.

Prior to the adoption of ASC 340-40, incremental costs incurred to obtain a contract were expensed when incurred. Thus, the application of the new standard resulted in a significant change to the Company’s accounting policy, which resulted in the Company recognizing expense in a different period, as these costs are now amortized over longer periods.

The Company elected to apply the modified retrospective method only to contracts that were not substantially complete as of January 1, 2018 and elected to consider the aggregate effect of all contract modifications as of that date. The comparative information before the effective date has not been adjusted and continues to be reported under Topic 605.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Impacts on Financial Statements

The following tables summarize the impacts of adopting Topic 606 and Subtopic 340-40 (the “new standard”) on the Company’s condensed consolidated financial statements for the three months ended March 31, 2018. The Company’s financial reporting under the new standard is included in the columns labeled “As Reported” in the tables below. Select line items from the condensed consolidated balance sheet that reflect the adoption of the new standard are as follows:

	March 31, 2018
	As Reported	Adjustments	Balances without adoption of the new standard
	(in thousands)
ASSETS
Contract assets	$2,302	$(2,302)	$—
Deferred costs	22,674	(22,674)	—
Deferred costs - noncurrent	29,693	(29,693)	—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Deferred revenue	165,453	24,597	190,050
Other contract liabilities	12,801	(12,801)	—
Long-term deferred revenue	71,280	10,997	82,277
Other long-term liabilities	959	(34)	925
Accumulated other comprehensive loss	(50)	(356)	(406)
Accumulated deficit	(872,123)	(77,072)	(949,195)

Select line items from the condensed consolidated statements of operations for the three months ended March 31, 2018 that reflect the adoption of the new standard are as follows:

	Three Months Ended March 31, 2018
	As Reported	Adjustments	Balances without adoption of the new standard
	(in thousands, except per share data)
Revenues:
Support subscription	$61,534	$1,176	$62,710
Professional services	17,527	(1,147)	16,380

Operating expenses:
Sales and marketing	48,902	(531)	48,371
Net loss	(42,055)	560	(41,495)
Net loss per share of common stock, basic and diluted	(0.55)	—	(0.55)

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Select line items from the condensed consolidated statement of cash flows for the three months ended March 31, 2018 that reflect the adoption of the new standard are as follows:

	Three Months Ended March 31, 2018
	As Reported	Adjustments	Balances without adoption of the new standard
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,055)	$560	$(41,495)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred costs	7,076	(7,076)	—
Changes in operating assets and liabilities:
Contract assets	161	(161)	—
Deferred costs	(6,532)	6,532	—
Deferred revenue	(4,175)	(128)	(4,303)
Other contract liabilities	(273)	273	—
Net cash provided by operating activities	7,955	—	7,955

See Note 7—“Revenue from Contracts with Customers” in the notes to the Company’s condensed consolidated financial statements for additional information on the new standard.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2018 that are of significance or potential significance to the Company, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Changes in Accounting Policies

Revenue Recognition

Apache Hadoop, Apache NiFi and associated open source technology projects within the Apache Software Foundation are made freely available within the open source community. While these technologies have emerged to enable the modern data center architecture, they are complex to deploy and consume as individual components inhibiting broad adoption by enterprises. The Company’s efforts are thus focused on creating a software distribution of these projects by assembling, testing and integrating key component software projects into an open platform that address the needs of enterprises. By working in concert with the Apache community to develop Connected Data Platforms, Hortonworks Data Platform (“HDP”®), Hortonworks DataFlow (“HDF”™) and other offerings, the Company’s software distribution provides customers with a scalable, secure and governed environment for their data requirements.

Connected Data Platforms are made available under an Apache open source license. Open source software is an alternative to proprietary developed software and represents a different distribution model for the development and licensing of commercial software code than that typically used for proprietary software. Because open source software code is generally freely shared, the Company does not typically generate any direct revenue from its software development activities.

The Company generates the predominant amount of its revenue through support (support subscription) and consulting and education services (professional services) arrangements with its enterprise customers. The Company’s professional services provide assistance in the implementation process and education related activities.

The Company prices support subscription offerings based on the number of servers in a cluster, or nodes, core or edge devices, data under management and/or the scope of support provided. The Company’s consulting services are priced primarily on a time and materials basis, and to a lesser extent, a fixed fee basis, and education services are generally priced based on attendance.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The Company determines revenue recognition through the following steps, which are described in more detail below:

•	Identification of the contract or contracts with a customer

•	Identification of the performance obligation(s) in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligation(s) in the contract

•	Recognition of revenue when, or as, a performance obligation is satisfied

The Company’s agreements with customers often include multiple support subscription and/or professional services elements, and these elements are sometimes included in separate contracts. The Company considers an entire customer arrangement to determine if separate contracts should be considered combined for the purposes of revenue recognition.

At contract inception, the Company assesses the support and services product offerings or bundle of product offerings in its contracts to identify performance obligations that are distinct. A performance obligation is distinct when it is separately identifiable from other items in a bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. To identify its performance obligations, the Company considers all of the product offerings promised in the contract. The Company has concluded that its contracts with customers do not contain warranties that give rise to a separate performance obligation.

The Company works with partners in various capacities to both identify end-users for their product offerings and to provide those product offerings to end-users. The Company determines whether it is responsible for providing the actual product or service as a principal, or for arranging for the product or service to be provided by the third-party as an agent. Judgment is applied to determine whether the Company is the principal or the agent by evaluating whether the Company has control of the product or service prior to it being transferred to the customer. The principal versus agent assessment is performed at the performance obligation level. Indicators that the Company considers to support that it has control include whether the Company is primarily responsible for fulfilling the promise to provide the specified product or service to the customer, the Company has inventory risk and the Company has discretion in establishing the price the customer ultimately pays for the product or service. Depending upon the level of the Company’s contractual responsibilities and obligations for delivering solutions to end customers, the Company has arrangements where the Company is the principal and recognizes the gross amount invoiced to the customer and other arrangements where the Company is an agent and recognizes the net amount retained.

The transaction price is the total amount of consideration the Company expects to be entitled to in exchange for the product offerings in a contract. Sales, value-add and other taxes the Company collects from customers concurrent with revenue-producing activities are excluded from revenue. Some of the Company’s contracts with customers contain variable consideration. Variable consideration exists when the amount which the Company expects to receive in a contract is based on the occurrence or non-occurrence of future events, such as professional services invoiced upon substantive acceptance of milestones. The Company estimates variable consideration in its contracts primarily using the expected value method. In some contracts, the Company applies the most likely amount method by considering the single most likely amount in a limited range of possible consideration amounts. The Company develops estimates of variable consideration on the basis of both historical information and current trends. Variable consideration is constrained and not included in the transaction price when the Company believes a significant cumulative revenue reversal is probable. In determining if a significant revenue reversal is probable, the Company considers the amount of revenue recognized in advance of the occurrence or non-occurrence of future events that causes invoicing to be contingent, the expected timing of the occurrence or non-occurrence of future events and the likelihood of a reversal. For example, in a professional services contract when a portion of the fee is subject to a substantive acceptance provision, the Company evaluates historical acceptance rates for similar contracts, customer specific level of risk, and the time between delivery and acceptance when estimating and constraining variable consideration.

Once the Company has determined the transaction price, the total transaction price is allocated to each performance obligation in a manner depicting the amount of consideration to which the Company expects to be entitled in exchange for transferring the product(s) or service(s) to the customer (the “allocation objective”). If the allocation objective is met at contractual prices, no allocations are performed. Otherwise, the Company allocates the transaction price to each performance obligation identified in the contract on a relative stand-alone selling price basis, except when the criteria are met for allocating variable consideration or a discount to one or

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

more, but not all, performance obligations in the contract. The Company allocates variable consideration to one or more, but not all performance obligations when the terms of the variable payment relate specifically to the Company’s efforts to satisfy the performance obligation (or transfer the distinct product or service) and when such allocation is consistent with the allocation objective when considering all performance obligations in the contract (e.g., a time and materials based professional services arrangement bundled with support subscription). Determining whether the criteria for allocating variable consideration to one or more, but not all, performance obligations in the contract requires significant judgment and may affect the timing and amount of revenue recognized. The Company does not typically meet the requirements to allocate discounts to one or more, but not all, performance obligations in a contract.

In order to determine the stand-alone selling price, the Company conducts a periodic analysis to determine if there is an observable stand-alone selling price. To have observable pricing, the Company requires that a substantial majority of the stand-alone selling prices for a product offering fall within a pricing range. If a directly observable stand-alone selling price does not exist, the Company estimates a stand-alone selling price range by reviewing external and internal market factors including, but not limited to, pricing practices including historical discounting, major service groups and geographic considerations. There is also no hierarchy for how to estimate or otherwise determine the stand-alone selling price for product offerings that are not sold separately, however, the Company maximizes the use of observable data.

Selling prices are periodically analyzed to identify significant changes and if so, stand-alone selling prices are updated accordingly. The Company’s process for determining stand-alone selling price requires judgment and considers multiple factors that are reasonably available and maximizes the use of observable inputs that may vary over time depending upon the unique facts and circumstances related to each performance obligation. The Company believes that this method results in an estimate that represents the price the Company would charge for the product offerings if they were sold separately.

With stand-alone selling price established as a range, if the contractually stated prices of the underlying performance obligation fall within the stand-alone selling price range, the Company will use the contractually stated price to allocate the transaction price. If the contractually stated price for one or more performance obligations in a contract fall outside of the stand-alone selling price range, the Company will use the mid-point of the stand-alone selling price range to allocate the transaction price on a relative stand-alone selling price basis.

Revenues are recognized when the Company satisfies the performance obligations under the terms of a contract when control over the Company’s product offerings is transferred, which generally occurs as support subscription and professional services are delivered to the customer. Previously, under the guidance in effect prior to the adoption of the new standard, revenue was recognized when all of the following criteria were met: (i) persuasive evidence of an arrangement exists, (ii) services have been delivered, (iii) the arrangement fee is fixed or determinable and (iv) collectability is probable. The Company’s multiple element arrangements generally include support subscription combined with professional services. The Company had not established vendor specific objective evidence of fair value (“VSOE”) for its support subscriptions and professional services offerings, and the Company recognized revenue on a ratable basis over the period beginning when both the support subscription and professional services had substantially commenced, and ended at the conclusion of the support subscription or professional services period, whichever is longer. Under the Company’s multiple element arrangements, the support subscription element generally has the longest service period and the professional services element is performed during the earlier part of the support subscription period.

The following describes the nature of the Company’s primary types of revenue and the revenue recognition policies and significant payment terms as they pertain to the types of transactions the Company enters into with its customers.

Support Subscription Revenue

As part of a support subscription, the Company stands ready to help customers resolve technical issues related to the installed platform. The support subscriptions are designed to assist throughout a customer’s lifecycle from development to proof-of-concept, to quality assurance and testing, to production and development. Support subscription is generally offered under renewable, fixed fee contracts where payments are typically due annually in advance and may have a term of one year or multiple years. The contracts generally do not contain refund provisions for fees earned related to support services performed. A support subscription is viewed as a stand-ready performance obligation comprised of a series of distinct days of service that is satisfied ratably over time as the services are provided. A time-elapsed output method is used to measure progress because the Company’s efforts are expended evenly throughout the

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

period given the nature of the promise is a stand-ready service. Unearned support subscription revenue is included in deferred revenue and other contract liabilities. On occasion, the Company may sell engineering services and/or a premium subscription agreement that provides a customer with development input and the opportunity to work more closely with its developers.

Professional Services Revenue

Professional services revenue is derived primarily from customer fees for consulting services engagements and education services. The Company’s consulting services are provided primarily on a time and materials basis and, to a lesser extent, a fixed fee basis, and education services are generally priced based on attendance. Time and material contracts are generally invoiced based upon hours incurred on a monthly basis and fixed fee contracts may be invoiced up-front or as milestones are achieved throughout the project. Professional services revenue is typically recognized over time as the services are rendered. Depending on the nature of the consulting services engagement (e.g., time and materials basis, fixed fee basis, etc.), various measures of progress may be used to recognize revenue. These measures of progress include recognizing revenue in an amount equal to and at the time of invoicing, a measure of time incurred relative to remaining hours expected to be delivered, or other similar measures. These measures depict the Company’s efforts to satisfy professional services contracts and therefore reflect the transfer of control for the services to a customer.

Contract Costs

Contract costs, consisting primarily of sales commissions and payroll taxes, that are incremental to obtaining a contract with a customer are capitalized and recorded as deferred costs. The Company expects to recover deferred contract costs over the period of benefit from the underlying contracts. The amortization period for recovery is consistent with the timing of transfer to the customer of services to which the capitalized costs relate. Contract costs that relate to an underlying transaction are expensed commensurate with recognition of revenue as performance obligations are satisfied. Contract costs that are incurred in excess of those relating to an underlying transaction are not considered commensurate with recognition of revenue as performance obligations are satisfied, and are amortized on a straight-line basis over the anticipated average customer life of five years. Under the guidance in effect prior to the adoption of the new standard, the Company previously expensed these costs as incurred. Contract costs were $52.4 million as of March 31, 2018. For the three months ended March 31, 2018, amortization expense for the contract costs was $7.1 million, and there was no impairment loss in relation to the costs capitalized. The Company does not incur direct fulfillment-related costs of a nature required to be capitalized and amortized.

Deferred Revenue and Contingent Revenue

Deferred revenue consists of amounts invoiced to customers but not yet recognized as revenue. The Company records revenue and a corresponding contract asset when consideration allocated to a transferred product offering is more than the amount billable to customers in the current period. Under the guidance in effect prior to the adoption of the new standard, the Company previously limited the amount of revenue recognized for delivered elements to the amount that was not contingent on the future delivery of product offerings, or subject to the Company’s future performance obligations.

Contract Assets

Contract assets consist of the right to consideration in exchange for product offerings that the Company has transferred to a customer when that right is conditional and is not only subject to the passage of time (e.g., performance prior to invoicing on fixed fee professional service arrangements with substantive acceptance). When the Company has unconditional rights to consideration, except for the passage of time, a receivable will be recorded on the condensed consolidated balance sheets. The Company does not typically include extended payment terms in its contracts with customers.

Contract Liabilities

Contract liabilities represent an obligation to transfer product offerings for which the Company has received consideration, or for which an amount of consideration is due from the customer (e.g., support subscription arrangements where consideration is paid annually

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

in advance). Contract liabilities are comprised of short-term and long-term deferred revenue and other contract liabilities. The Company’s contract balances will be reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.

Other than the changes to the above policies, there have been no other material changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

2. FAIR VALUE MEASUREMENTS

The following table summarizes the investments in available-for-sale securities (in thousands):

	March 31, 2018
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$7,579	$18	$(1)	$7,596
Certificates of deposit	1,000	—	—	1,000
Commercial paper	9,461	—	(3)	9,458
Corporate notes and bonds	11,971	—	(29)	11,942

Total investments in available-for-sale securities	$30,011	$18	$(33)	$29,996

	December 31, 2017
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$8,612	$4	$—	$8,616
Certificates of deposit	750	—	—	750
Commercial paper	3,498	—	(1)	3,497
Corporate notes and bonds	5,806	—	(1)	5,805

Total investments in available-for-sale securities	$18,666	$4	$(2)	$18,668

The contractual maturities of investments in available-for-sale securities were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Gross Amortized Cost	Estimated Fair Value	Gross Amortized Cost	Estimated Fair Value
Due within one year	$30,011	$29,996	$18,666	$18,668
Due after one year through five years	—	—	—	—

Total investments in available-for-sale securities	$30,011	$29,996	$18,666	$18,668

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2018
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$10,721	$—	$10,721
Commercial paper	—	4,196	4,196
Corporate notes and bonds	—	1,175	1,175
Short-term investments:
U.S. Treasury securities	7,596	—	7,596
Certificates of deposit	—	1,000	1,000
Commercial paper	—	5,262	5,262
Corporate notes and bonds	—	10,767	10,767

Total financial assets	$18,317	$22,400	$40,717

	December 31, 2017
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$25,947	$—	$25,947
U.S. Treasury bills	3,599	—	3,599
Commercial paper	—	3,497	3,497
Corporate notes and bonds	—	1,799	1,799
Short-term investments:
U.S. Treasury bills	5,017	—	5,017
Certificates of deposit	—	750	750
Corporate notes and bonds	—	4,006	4,006

Total financial assets	$34,563	$10,052	$44,615

Where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value. This pricing methodology applies to Level 1 investments, which are composed of money market funds and U.S. Treasury securities. If quoted prices in active markets for identical assets are not available, then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable, either directly or indirectly. These investments are included in Level 2 and consist of certificates of deposit, commercial paper and corporate notes and bonds. Commercial paper is valued using market prices, if available, adjusting for accretion of the purchase price to face value at maturity. The carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits and accrued expenses and other current liabilities approximate fair value. In certain cases, where there is limited activity or less transparency around inputs to valuation, securities would be classified as Level 3 within the valuation hierarchy.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. During the three months ended March 31, 2018 and the year ended December 31, 2017, the Company did not make any transfers between Level 1 or Level 2 investments. As of March 31, 2018 and December 31, 2017, the Company did not have any Level 3 financial assets or liabilities.

Gross unrealized gains and losses were not material as of March 31, 2018 and December 31, 2017. Realized gains and losses were not material for the three months ended March 31, 2018 and 2017. As of March 31, 2018 and December 31, 2017, there were no securities that were in an unrealized loss position for more than 12 months.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

3. INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$4,395	$(2,370)	$2,025

Intangible assets, net	$4,395	$(2,370)	$2,025

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$4,395	$(2,153)	$2,242

Intangible assets, net	$4,395	$(2,153)	$2,242

The amortizable intangible assets have a useful life of five years. For both the three months ended March 31, 2018 and 2017, the Company recognized amortization expense for intangible assets of $0.2 million in operating expenses. Based on the net carrying amount of intangibles subject to amortization, the estimated amortization expense for the remaining nine months of 2018 and each of the succeeding 12-month periods ending December 31, 2019 and 2020 is $0.6 million; $0.9 million and $0.5 million, respectively.

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

Rent expense incurred under operating leases was $2.2 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively.

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

On April 13, 2017, a derivative action was filed in the Court of Chancery of the State of Delaware, captioned Steinberg v. Bearden, et al., Case No. 2017-0286-AGB, purportedly filed by a Hortonworks shareholder on behalf of the Company against certain of the Company’s directors and executive officers. The derivative complaint alleges that the defendants breached their fiduciary duties to the Company and allegedly made false or misleading statements regarding the Company’s business and operations. The derivative action includes claims for, among other things, unspecified damages in favor of the Company, corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the derivative plaintiffs, including attorneys’ fees. On July 3, 2017, defendants filed a motion to dismiss the complaint. The motion is now fully briefed, and a hearing on that motion was held on March 27, 2018. Because the action is in the early stages of the litigation process, the Company is unable to assess whether any loss or adverse effect on its financial condition is probable or remote or to estimate the range of potential loss, if any.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

5. DEBT

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

As of March 31, 2018, the Company had no borrowings outstanding under the Amended and Restated Credit Agreement and was in compliance with all financial covenants.

6. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

Each share of common stock is entitled to one vote for matters to be voted on by the stockholders of the Company. The holders of common stock are also entitled to receive dividends whenever declared by the Board of Directors from legally available funds. The Company has not paid a dividend since its inception, and has no current plans to do so.

2011 Stock Option and Grant Plan

In December 2014, in connection with the closing of the Company’s IPO, the Hortonworks, Inc. 2011 Stock Option and Grant Plan, as amended (the “2011 Plan”), was terminated as to future grants and shares authorized for issuance under the 2011 Plan were canceled (except for those shares reserved for issuance upon exercise of outstanding stock options). As of March 31, 2018, options to purchase 3,479,326 shares of common stock were outstanding under the 2011 Plan pursuant to their original terms and no shares were available for future grant.

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

lesser number of shares as determined by the plan administrator. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The amendment and restatement of the 2014 Plan increased the number of shares reserved for issuance under the Amended 2014 Plan by 7,000,000 shares.

In April, June and July 2015, under the 2014 Plan, the Company granted an aggregate of 421,484 performance-based restricted stock units (“PSUs”) to certain executive and senior officers (the “Grantees”) that vest upon (a) the achievement of specified performance targets as set by the Compensation Committee and (b) the Grantee remaining employed during the respective performance cycles over a service period of up to three years, with such service periods commencing on July 1, 2015. The performance target value for each performance cycle is based on an average of the applicable internal and external billings amounts for the respective performance cycle. The number of PSUs that vest for a given performance cycle is based on the Company’s achievement of actual billings relative to the performance target value.

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

In September 2017, under the Amended 2014 Plan, the Company granted 714,711 market-based PSUs to the Company’s Chief Executive Officer that vest upon (a) the achievement of a specific market-based performance goal related to the price of the Company’s common stock over forty consecutive trading days during a performance cycle of four years, with such performance cycle commencing on September 10, 2017 and (b) the Chief Executive Officer remaining employed through achievement of the performance goal. If the Company achieves the performance goal within the performance cycle, and the Chief Executive Officer remains employed through such achievement, 100 percent of the PSUs will vest upon achievement of the market-based performance goal.

As of March 31, 2018, options to purchase shares of stock, restricted stock units (“RSUs”) and PSUs covering an aggregate of 12,754,882 shares of common stock were outstanding under the Amended 2014 Plan.

On January 1, 2018, the shares reserved for issuance under the Amended 2014 Plan increased by 3,637,815, resulting in 26,270,856 total shares reserved for issuance under the Amended 2014 Plan as of March 31, 2018, of which 1,140,603 shares remained available for issuance.

2014 Employee Stock Purchase Plan

The Company’s ESPP was adopted and approved by the Company’s Board of Directors in September 2014, was adopted and approved by the Company’s stockholders in November 2014, and was amended in August 2015 to allow employees of certain of the Company’s non-U.S. subsidiaries to participate in the ESPP. The ESPP initially reserved and authorized the issuance of up to a total of 2,500,000 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2015, by the lesser of (i) 1,000,000 shares of common stock, (ii) one percent of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or (iii) such lesser number of shares as determined by the ESPP administrator. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. On January 1, 2018, the shares reserved for issuance increased by 727,563 resulting in total shares reserved for issuance under the ESPP of 4,734,330 as of March 31, 2018, of which 2,236,022 remained available for purchase.

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2018, there was $1.4 million of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.60 years.

Stock Options

A summary of information related to stock options for the three months ended March 31, 2018 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding—December 31, 2017	4,490,445	$11.08	6.14	$41,525
Granted	—	—
Exercised	(455,010)	8.83
Canceled/forfeited	(55,563)	18.17

Outstanding—March 31, 2018	3,979,872	$11.23	5.90	$37,160

Exercisable—March 31, 2018	3,627,902	$10.74	5.84	$35,534

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised for the three months ended March 31, 2018 and 2017 was $4.9 million and $1.8 million, respectively.

As of March 31, 2018, there was $2.7 million of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over a weighted-average period of 0.49 years.

Restricted Stock

A summary of information related to restricted stock for the three months ended March 31, 2018 is presented below:

	Number of Shares Issued Outside the Stock Plans	Weighted-Average Grant Date Fair Value Per Share (*)
Unvested balance—December 31, 2017	137,919	$23.76
Granted	—	—
Vested	—	—
Canceled/forfeited	—	—

Unvested balance—March 31, 2018	137,919	$23.76

(*)

The weighted-average grant date fair value per share relates to 1,424,946 shares of restricted stock paid as part of the acquisition of Onyara, Inc., of which 137,919 shares are unvested as of March 31, 2018.

No restricted stock was granted or vested during the three months ended March 31, 2018 and 2017.

As of March 31, 2018, there was $1.4 million of unrecognized stock-based compensation expense related to restricted stock to be recognized over a weighted-average period of 0.42 years.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units

A summary of information related to RSUs for the three months ended March 31, 2018 is presented below:

	Number of Shares Issued Under Stock Plans	Weighted-Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2017	9,579,841	$13.10
Granted	3,881,868	19.81
Vested	(1,359,865)	11.36
Canceled/forfeited	(583,316)	12.84

Unvested balance—March 31, 2018	11,518,528	$15.58

The fair value of the RSUs that vested during the three months ended March 31, 2018 and 2017 was $26.1 million and $7.8 million, respectively.

As of March 31, 2018, there was $154.4 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 1.66 years.

Performance-Based Restricted Stock Units

A summary of information related to PSUs for the three months ended March 31, 2018 is presented below:

	Number of Shares Issued Under Stock Plans	Weighted-Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2017	839,857	$14.58
Granted	—	—
Vested	(65,266)	19.69
Canceled/forfeited	(38,783)	21.74

Unvested balance—March 31, 2018	735,808	$13.74

The fair value of the PSUs that vested during each of the three months ended March 31, 2018 and 2017 was $1.3 million.

As of March 31, 2018, there was $4.5 million of unrecognized stock-based compensation expense related to PSUs which is expected to be recognized over a weighted-average period of 0.47 years.

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The number of shares of restricted stock and early exercised options to purchase common stock outstanding subject to the Company’s right of repurchase as of March 31, 2018 and December 31, 2017 was 5,449 and 10,500, respectively, which had repurchase prices ranging from $8.46 to $14.22 per share. The liability for shares subject to repurchase as of March 31, 2018 and December 31, 2017 was $0.1 million.

Stock-Based Compensation Expense

Total stock-based compensation expense, including stock-based compensation expense to non-employees, by category was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$2,027	$1,410
Sales and marketing	6,009	7,466
Research and development	8,166	9,878
General and administrative	10,088	4,621

Total stock-based compensation expense	$26,290	$23,375

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

The warrants vested upon consummation of the Company’s IPO in December 2014 and would have expired nine years from the date of issuance. On January 31, 2018, Altaba (formerly, Yahoo!) net exercised the warrants issued in July 2011 and June 2014 for a total of 3,522,730 shares of the Company’s common stock.

7. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table reflects the Company’s contract assets and contract liabilities (in thousands):

	March 31, 2018	January 1, 2018
Accounts receivable, net	$72,374	$112,073

Contract assets	$2,302	$2,457

Short-term deferred revenue	$165,453	$162,299
Short–term other contract liabilities	12,801	13,071
Long-term deferred revenue	71,280	77,138

Total contract liabilities	$249,534	$252,508

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Impairment losses recognized on the Company’s accounts receivable and contract assets were immaterial during the three months ended March 31, 2018.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

	Contract Assets	Contract Liabilities
January 1, 2018	$2,457	$252,508
Amount transferred to receivables from contract assets	(2,457)	—
Contract asset additions	2,302	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(58,907)
Increases due to invoicing prior to satisfaction of performance obligations	—	55,933

March 31, 2018	$2,302	$249,534

Performance Obligations

During the three months ended March 31, 2018, net revenue recognized from the Company’s performance obligations satisfied in previous periods was immaterial and was primarily related to contract modifications.

As of March 31, 2018, approximately $304.1 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $225.8 million over the next 12 months and approximately $78.3 million thereafter.

Practical Expedients

The Company elected to apply a practical expedient related to significant financing components. The practical expedient states that the promised amount of consideration for the effects of a significant financing component is not adjusted if the Company expects, at contract inception, that the period between when the Company transfers a promised product offering to a customer and when the customer pays for that product offering will be one year or less.

8. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less restricted common stock and common stock issued that is subject to repurchase, and excludes any dilutive effects of share-based awards. Diluted net loss per share of common stock is computed giving effect to all potential dilutive shares of common stock. As the Company had net losses for the three months ended March 31, 2018 and 2017, all potential shares of common stock were determined to be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Net loss	$(42,055)	$(54,835)

Weighted-average shares used in computing net loss per share of common stock	76,135,228	61,848,383

Net loss per share, basic and diluted	$(0.55)	$(0.89)

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented since including them would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Common stock warrants	—	3,250,000
Exercise and conversion of common stock warrants	—	476,368
Common stock subject to repurchase	5,449	25,656
Outstanding stock options	3,979,872	6,909,309
Unvested restricted stock	137,919	275,835
Unvested RSUs	11,518,528	11,768,220
Unvested PSUs	735,808	249,158
Estimated ESPP shares to be issued	67,769	124,601

Total	16,445,345	23,079,147

9. INCOME TAXES

The effective tax rate for the three months ended March 31, 2018 was (0.8) percent compared to (0.4) percent for the same period of 2017. The income tax expense for the three months ended March 31, 2018 and 2017 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences and full valuation allowance against net deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 23, 2017 regarding application of the Act which was also codified by the FASB upon the issuance on ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update) in March 2018. The Act provides a “measurement period,” lasting through December 22, 2018, to allow registrants time to obtain, prepare and analyze information to complete the accounting required under ASC 740, Income Taxes. While the Company was able to make reasonable estimates under SAB 118 for the impact of the reduction in the corporate tax rate and the deemed repatriation transition tax, the Company has not completed its analysis of other changes to the Act. The final impacts of the Act may differ, possibly materially, due to, among other things, changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act or any updates or changes to estimates the Company has utilized under SAB 118. The Company will continue to analyze the impact of the Act as additional information and guidance is provided and complete our analysis within the measurement period in accordance with SAB 118.

10. SEGMENT AND GEOGRAPHICAL INFORMATION

Disaggregation of Revenue

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

The following table disaggregates the Company’s revenue by customer domicile (in thousands):

	Three Months Ended March 31,
	2018(*)	2017
United States	$55,588	$42,013
Rest of world	23,473	13,958

Total revenue	$79,061	$55,971

(*)

As noted in Note 1—“Description of Business and Summary of Significant Accounting Policies,” the Company adopted the new standard as of January 1, 2018 using the modified retrospective approach. As a result of adopting ASU 2014-09 (Topic 606) and its corresponding ASUs, accumulated deficit decreased by $25.1 million as of January 1, 2018. Accordingly, the revenues reported for the three months ended March 31, 2018 reflect the new standard, while the revenues reported for the three months ended March 31, 2017 do not. The impact of the new standard on total revenues for the three months ended March 31, 2018 was not material.

Tangible Long-Lived Assets

The following table summarizes the Company’s tangible long-lived assets by country (in thousands):

	March 31, 2018	December 31, 2017
United States	$9,612	$10,671
Ireland	2,135	2,120
India	2,429	2,578
Rest of world	974	1,014

Total property and equipment, net	$15,150	$16,383

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission. This discussion contains statements that are not historical in nature, are predictive, that depend upon or refer to future events or conditions or contain forward-looking statements. Such statements are based upon current expectations that involve risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Various factors could cause or contribute to such a difference, including, but not limited to, those identified below and discussed in Item 1A—“Risk Factors” and in other parts of this quarterly report.

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

We generate revenue predominantly by selling support subscription offerings and professional services. Our support subscription agreements are typically annual arrangements, but we also have customers with multi-year arrangements. On occasion, we sell engineering services as well as a premium subscription agreement that provides customers with development input and the opportunity to work more closely with our developers. We price support subscription offerings based on the number of servers in a cluster, or nodes, core or edge devices, data under management and/or the scope of support provided. Accordingly, support subscription revenue varies depending on the scale of our customers’ deployments and the scope of the support agreement. Professional services revenue is derived primarily from customer fees for consulting services engagements and education services. Our consulting services are provided primarily on a time and materials basis and, to a lesser extent, a fixed fee basis, and education services are generally priced based on attendance. The growth of our total revenue is dependent upon (i) new customer acquisition, (ii) expansion of sales within our existing customers, (iii) the annual renewal of our support subscription agreements by our existing support subscription customers and (iv) professional services fees from consulting and education. Our revenue is subject to fluctuations based upon our success in addressing these factors.

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

We have achieved significant growth in recent periods. Our revenue for the three months ended March 31, 2018 and 2017 was $79.1 million and $56.0 million, respectively. We incurred net losses for the three months ended March 31, 2018 and 2017 of $42.1 million and $54.8 million, respectively. We have reduced our cash used in operating activities to operating cash flow of $8.0 million in the three months ended March 31, 2018 from operating cash used of $9.0 million in the three months ended March 31, 2017.

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

Investing for Growth. We will continue to focus on long-term growth. We believe that our market opportunities (including HDP, HDF and Hortonworks DataPlane Service™) are large and underpenetrated, and we will continue to invest significantly in sales and marketing to grow our customer base, expand within existing support subscription customers and grow internationally to drive additional revenue. We also expect to invest in research and development to enhance and expand our offerings. To enable our growth, we plan to further invest in other operational and administrative functions including, but not limited to, our customer support organization that provides the basis for customer retention and further expansion. We expect to continue to use the net proceeds from our follow-on public offering to fund these growth strategies and do not expect to be profitable in the near future. We also intend to leverage business partners for the delivery of professional services, which we believe will drive improved gross margins and profitability over time given that professional services has a lower gross margin than our support subscriptions. We believe that our sales and marketing, research and development and general and administrative costs will decrease as a percentage of revenue in the long term as we are able to reach economies of scale and achieve process improvements and other operational efficiencies. With this increased operating leverage, we expect our gross and operating margins to increase in the long term.

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

Dollar-Based Net Expansion Rate. We believe that our ability to retain our customers and expand their support subscription revenue over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Maintaining customer relationships allows us to sustain and increase revenue to the extent customers maintain or increase the number of nodes, data under management and/or the scope of the support subscription agreements. We calculate dollar-based net expansion rate as of a given date as the aggregate annualized subscription contract value as of that date from those customers that were also customers as of the date 12 months prior, divided by the aggregate annualized subscription contract value from all customers as of the date 12 months prior. We calculate annualized support subscription contract value for each support subscription customer as the total subscription contract value as of the reporting date divided by the number of years for which the support subscription customer is under contract as of such date. We report the trailing four-quarter average dollar-based net expansion rate as of each period end. The dollar-based net expansion rate as of March 31, 2018 and December 31, 2017 was 120 percent and 122 percent, respectively.

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

Total Support Subscription Customers. We believe total support subscription customers is a key indicator of our market penetration, growth and future revenue. In order to grow our customer base, we have aggressively invested in and intend to continue to invest in our direct sales team, as well as to pursue additional partnerships within our indirect sales channel. We generally define a support subscription customer as an entity with an active support subscription as of the measurement date. In situations where there are multiple contracts with multiple subsidiaries or divisions, universities or governmental organizations of a single entity, the entity is counted once. Our total support subscription customer count was more than 1,400 and 1,100 as of March 31, 2018 and 2017, respectively.

Components of Results of Operations

Revenue

We generate revenue primarily through selling support subscription offerings and consulting and/or education services to our enterprise customers. On occasion, we sell engineering services as well as premium subscription offerings that provide customers with development input and the opportunity to work more closely with our developers. When a support subscription is sold separately, we recognize revenue on a ratable basis over the support subscription term. When consulting and/or education services are sold separately, we recognize revenue as the services are performed. We have multiple-element arrangements with many of our enterprise customers which include support subscriptions sold together with professional services. For our multiple-element arrangements, the total transaction price is allocated to each subscription or service in a manner depicting the amount of consideration to which we expect to be entitled in exchange for transferring the subscriptions or services to the customer. Revenue is recognized for each subscription or service based upon the amount of revenue allocated to each subscription or service. Revenue related to support subscriptions are recognized ratable over the term of support and revenue related to consulting and/or educational services are recognized as services are performed.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods presented in dollars and as a percentage of revenue:

	Three Months Ended March 31,
	2018(*)	2017
	(in thousands)
Support subscription and professional services revenue:
Support subscription	$61,534	$42,098
Professional services	17,527	13,873

Total support subscription and professional services revenue	79,061	55,971
Cost of revenue:
Support subscription	8,343	6,156
Professional services	13,917	11,699

Total cost of revenue	22,260	17,855

Gross profit	56,801	38,116
Operating expenses:
Sales and marketing	48,902	50,219
Research and development	24,134	25,506
General and administrative	24,593	16,795

Total operating expenses	97,629	92,520

Loss from operations	(40,828)	(54,404)
Other expense, net	(911)	(199)

Loss before income tax expense	(41,739)	(54,603)
Income tax expense	316	232

Net loss	$(42,055)	$(54,835)

	Three Months Ended March 31,
	2018(*)	2017
	(as a percentage of revenue)
Support subscription and professional services revenue:
Support subscription	78%	75%
Professional services	22	25

Total support subscription and professional services revenue	100	100
Cost of revenue:
Support subscription	10	11
Professional services	18	21

Total cost of revenue	28	32

Gross profit	72	68
Operating expenses:
Sales and marketing	62	90
Research and development	31	45
General and administrative	31	30

Total operating expenses	124	165

Loss from operations	(52)	(97)
Other expense, net	(1)	—

Loss before income tax expense	(53)	(97)
Income tax expense	—	1

Net loss	(53)%	(98)%

(*)

As noted in Note 1—“Description of Business and Summary of Significant Accounting Policies,” the Company adopted the new standard as of January 1, 2018 using the modified retrospective approach. As a result of adopting ASU 2014-09 (Topic 606) and its corresponding ASUs, accumulated deficit decreased by $25.1 million and as a result of adopting ASC 340-40, accumulated deficit decreased by $52.5 million as of January 1, 2018. Accordingly, the revenues reported for the three months ended March 31, 2018 reflect the new standard, while the revenues reported for the three months ended March 31, 2017 do not. The impact of the new standard on total revenues for the three months ended March 31, 2018 was not material.

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue

	Three Months Ended March 31,
	2018	2017	% Change
	(in thousands)
Support subscription and professional services revenue:
Support subscription	$61,534	$42,098	46%
Professional services	17,527	13,873	26

Total support subscription and professional services revenue	$79,061	$55,971	41%

Support subscription revenue increased by $19.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily due to growth in our support subscription customer base as well as the sales of additional support subscriptions to our existing customers.

Professional services revenue increased $3.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily due to the growth in our support subscription customer base.

Cost of Revenue

	Three Months Ended March 31,
	2018	2017	% Change
	(dollars in thousands)
Cost of revenue:
Cost of support subscription	$8,343	$6,156	36%
Cost of professional services	13,917	11,699	19

Total cost of revenue	$22,260	$17,855	25%

Percentage of revenue	28%	32%

Cost of support subscription revenue increased $2.2 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily attributable to a $1.9 million increase in employee-related expenses as a result of an increase in headcount primarily to support customer growth.

Cost of professional services revenue increased $2.2 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily attributable to a $2.0 million increase in employee-related expenses as a result of an increase in headcount.

Sales and Marketing

	Three Months Ended March 31,
	2018	2017	% Change
	(dollars in thousands)
Sales and marketing	$48,902	$50,219	(3)%
Percentage of revenue	62%	90%

Sales and marketing expenses decreased $1.3 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was primarily attributable to a decrease in employee-related expenses of $3.0 million, which included $1.5 million of stock-based compensation expense, primarily related to a decrease in expense for restricted stock units (“RSUs”) granted to existing employees and a decrease in expense for performance-based restricted stock units (“PSUs”) due to the departure of an executive.

Research and Development

	Three Months Ended March 31,
	2018	2017	% Change
	(dollars in thousands)
Research and development	$24,134	$25,506	(5)%
Percentage of revenue	31%	45%

Research and development expenses decreased $1.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was primarily attributable to a decrease in employee-related expenses of $1.7 million, which included $1.7 million of stock-based compensation expense, primarily related to a decrease in expense for RSUs granted to existing employees.

General and Administrative

	Three Months Ended March 31,
	2018	2017	% Change
	(dollars in thousands)
General and administrative	$24,593	$16,795	46%
Percentage of revenue	31%	30%

General and administrative expenses increased $7.8 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily attributable to an increase in employee-related expenses of $6.1 million, which included $5.5 million of stock-based compensation expense, primarily related to RSUs and PSUs granted to existing employees in addition to an increase of $1.8 million in outside services primarily related to the implementation efforts of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) and Accounting Standards Codification 340-40, Other Assets and Deferred Costs; Contracts with Customers.

Liquidity and Capital Resources

As of March 31, 2018, our principal sources of liquidity were cash and cash equivalents and investments totaling $89.4 million, compared to $72.5 million at December 31, 2017, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds, U.S. Treasury securities, commercial paper and corporate notes and bonds and our short-term investments are comprised primarily of U.S. Treasury securities, certificates of deposit, commercial paper and corporate notes and bonds. The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash provided by (used in) operating activities	$7,955	$(9,003)
Cash (used in) provided by investing activities	(15,928)	12,082
Cash provided by financing activities	8,958	4,227

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

After our net loss of $42.1 million was adjusted to exclude non-cash items, operating activities provided $8.0 million of cash during the three months ended March 31, 2018. During the three months ended March 31, 2018, significant non-cash items included stock-based compensation expense of $26.3 million and depreciation and amortization expense of $9.5 million. Changes in our operating assets and liabilities resulted in net cash generated of $13.4 million during the three months ended March 31, 2018 and were primarily related to a decrease in accounts receivable of $40.3 million due to the timing of customer collections. Offsetting the decrease in accounts receivable for the three months ended March 31, 2018 was (i) a decrease in accrued compensation and benefits of $7.8 million, (ii) an increase in prepaid expenses and other current assets of $5.2 million, (iii) a decrease in deferred revenue of $4.2 million and (iv) a $2.8 million decrease in accrued expenses and other current liabilities. In addition, as a result of the adoption of Subtopic 340-40, Other Assets and Deferred Costs; Contracts with Customers on January 1, 2018, costs incurred to obtain a contract were capitalized which resulted in a $6.5 million increase in deferred costs.

After our net loss of $54.8 million was adjusted to exclude non-cash items, operating activities used $9.0 million of cash during the three months ended March 31, 2017. During the three months ended March 31, 2017, significant non-cash items included stock-based compensation expense of $23.4 million and depreciation and amortization expense of $2.4 million. Changes in our operating assets and liabilities resulted in net cash generated of $19.5 million during the three months ended March 31, 2017 and were primarily related to (i) a decrease in accounts receivable of $14.5 million due to the timing of customer collections and (ii) an increase of $12.5 million in deferred revenue, which resulted from growth in our support subscription customer base, coupled with our ratable revenue recognition due to our lack of VSOE for support subscriptions and professional services offerings. Offsetting these cash generating items within operating assets and liabilities for the three months ended March 31, 2017 were increases in prepaid expenses and other current assets and other assets of $4.8 million and $1.0 million, respectively, in addition to a decrease in accrued compensation and benefits of $2.2 million.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2018 was $15.9 million. The outflows of cash associated with investing activities were related to purchases of investments and property and equipment of $18.9 million and $1.0 million, respectively, which were partially offset by cash inflows from the maturity of investments of $4.0 million during the three months ended March 31, 2018.

Cash provided by investing activities for the three months ended March 31, 2017 was $12.1 million. The primary inflow of cash associated with investing activities was related to the maturity of investments of $13.3 million which was offset by purchases of property and equipment of $1.2 million during the three months ended March 31, 2017.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2018 was $9.0 million, and was primarily related to the proceeds related to the issuance of common stock and the exercise of warrants of $9.7 million and $4.1 million, respectively. These proceeds were partially offset by $4.6 million of payments to satisfy the tax liabilities of employees upon vesting of equity awards.

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

As of March 31, 2018, we had no borrowings outstanding under our Amended and Restated Credit Facility and we were in compliance with all financial covenants, which included maintaining a minimum trailing 12-month non-GAAP operating profit and a minimum adjusted quick ratio.

Contractual Obligations and Other Commitments

As of March 31, 2018, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

Through March 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As a result of our adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and Subtopic 340-40, Other Assets and Deferred Costs; Contracts with Customers on January 1, 2018, our accounting policies have been updated as follows:

Revenue Recognition

Apache Hadoop, Apache NiFi and associated open source technology projects within the Apache Software Foundation are made freely available within the open source community. While these technologies have emerged to enable the modern data center architecture, they are complex to deploy and consume as individual components inhibiting broad adoption by enterprises. Our efforts are thus focused on creating a software distribution of these projects by assembling, testing and integrating key component software projects into an open platform that address the needs of enterprises. By working in concert with the Apache community to develop Connected Data Platforms, HDP, HDF and other offerings, our software distribution provides customers with a scalable, secure and governed environment for their data requirements.

Connected Data Platforms are made available under an Apache open source license. Open source software is an alternative to proprietary developed software and represents a different distribution model for the development and licensing of commercial software code than that typically used for proprietary software. Because open source software code is generally freely shared, we do not typically generate any direct revenue from our software development activities.

We generate the predominant amount of our revenue through support (support subscription) and consulting and education services (professional services) arrangements with our enterprise customers. Our professional services provide assistance in the implementation process and education related activities.

We price support subscription offerings based on the number of servers in a cluster, or nodes, core or edge devices, data under management and/or the scope of support provided. Our consulting services are priced primarily on a time and materials basis, and to a lesser extent, a fixed fee basis, and education services are generally priced based on attendance.

We determine revenue recognition through the following steps, which are described in more detail below:

•	Identification of the contract or contracts with a customer

•	Identification of the performance obligation(s) in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligation(s) in the contract

•	Recognition of revenue when, or as, a performance obligation is satisfied

Our agreements with customers often include multiple support subscription and/or professional services elements, and these elements are sometimes included in separate contracts. We consider an entire customer arrangement to determine if separate contracts should be considered combined for the purposes of revenue recognition.

At contract inception, we assess the support and services product offerings or bundle of product offerings in our contracts to identify performance obligations that are distinct. A performance obligation is distinct when it is separately identifiable from other items in a bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. To identify its performance obligations, we consider all of the product offerings promised in the contract. We have concluded that our contracts with customers do not contain warranties that give rise to a separate performance obligation.

We work with partners in various capacities to both identify end-users for their product offerings and to provide those product offerings to end-users. We determine whether we are responsible for providing the actual product or service as a principal, or for arranging for the product or service to be provided by the third-party as an agent. Judgment is applied to determine whether we are the principal or the agent by evaluating whether we have control of the product or service prior to it being transferred to the customer. The principal versus agent assessment is performed at the performance obligation level. Indicators that we consider to support that we have control include whether we are primarily responsible for fulfilling the promise to provide the specified product or service to the customer, we have inventory risk and we have discretion in establishing the price the customer ultimately pays for the product or service. Depending upon the level of our contractual responsibilities and obligations for delivering solutions to end customers, we have arrangements where we are the principal and recognizes the gross amount invoiced to the customer and other arrangements where we are an agent and recognizes the net amount retained.

The transaction price is the total amount of consideration we expect to be entitled to in exchange for the product offerings in a contract. Sales, value-add and other taxes we collect from customers concurrent with revenue-producing activities are excluded from revenue. Some of our contracts with customers contain variable consideration. Variable consideration exists when the amount which we expect to receive in a contract is based on the occurrence or non-occurrence of future events, such as professional services invoiced upon substantive acceptance of milestones. We estimate variable consideration in our contracts primarily using the expected value method. In some contracts, we apply the most likely amount method by considering the single most likely amount in a limited range of possible consideration amounts. We develop estimates of variable consideration on the basis of both historical information and current trends. Variable consideration is constrained and not included in the transaction price when the we believe a significant cumulative revenue reversal is probable. In determining if a significant revenue reversal is probable, we consider the amount of revenue recognized in advance of the occurrence or non-occurrence of future events that causes invoicing to be contingent, the expected timing of the occurrence or non-occurrence of future events and the likelihood of a reversal. For example, in a professional services contract when a portion of the fee is subject to a substantive acceptance provision, we evaluate historical acceptance rates for similar contracts, customer specific level of risk, and the time between delivery and acceptance when estimating and constraining variable consideration.

Once we have determined the transaction price, the total transaction price is allocated to each performance obligation in a manner depicting the amount of consideration to which we expect to be entitled in exchange for transferring the product(s) or service(s) to the customer (the “allocation objective”). If the allocation objective is met at contractual prices, no allocations are performed. Otherwise, we allocate the transaction price to each performance obligation identified in the contract on a relative stand-alone selling price basis, except when the criteria are met for allocating variable consideration or a discount to one or more, but not all, performance obligations in the contract. We allocate variable consideration to one or more, but not all performance obligations when the terms of the variable payment relate specifically to our efforts to satisfy the performance obligation (or transfer the distinct product or service) and when such allocation is consistent with the allocation objective when considering all performance obligations in the contract (e.g., a time and materials based professional services arrangement bundled with support subscription). Determining whether the criteria for allocating variable consideration to one or more, but not all, performance obligations in the contract requires significant judgment and may affect the timing and amount of revenue recognized. We do not typically meet the requirements to allocate discounts to one or more, but not all, performance obligations in a contract.

In order to determine the stand-alone selling price, we conduct a periodic analysis to determine if there is an observable stand-alone selling price. To have observable pricing, we require that a substantial majority of the stand-alone selling prices for a product offering fall within a pricing range. If a directly observable stand-alone selling price does not exist, we estimate a stand-alone selling price range by reviewing external and internal market factors including, but not limited to, pricing practices including historical discounting, major service groups and geographic considerations. There is also no hierarchy for how to estimate or otherwise determine the stand-alone selling price for product offerings that are not sold separately, however, we maximize the use of observable data.

Selling prices are periodically analyzed to identify significant changes and if so, stand-alone selling prices are updated accordingly. Our process for determining stand-alone selling price requires judgment and considers multiple factors that are reasonably available and maximizes the use of observable inputs that may vary over time depending upon the unique facts and circumstances related to each performance obligation. We believe that this method results in an estimate that represents the price we would charge for the product offerings if they were sold separately.

With stand-alone selling price established as a range, if the contractually stated prices of the underlying performance obligation fall within the stand-alone selling price range, we will use the contractually stated price to allocate the transaction price. If the contractually stated price for one or more performance obligations in a contract fall outside of the stand-alone selling price range, we will use the mid-point of the stand-alone selling price range to allocate the transaction price on a relative stand-alone selling price basis.

Revenues are recognized when we satisfy the performance obligations under the terms of a contract when control over our product offerings is transferred, which generally occurs as support subscription and professional services are delivered to the customer. Previously, under the guidance in effect prior to the adoption of the new standard, revenue was recognized when all of the following criteria were met: (i) persuasive evidence of an arrangement exists, (ii) services have been delivered, (iii) the arrangement fee is fixed or determinable and (iv) collectability is probable. Our multiple element arrangements generally include support subscription combined with professional services. We did not establish vendor specific objective evidence of fair value (“VSOE”) for our support subscriptions and professional services offerings, and we recognized revenue on a ratable basis over the period beginning when both the support subscription and professional services had substantially commenced, and ended at the conclusion of the support subscription or professional services period, whichever is longer. Under our multiple element arrangements, the support subscription element generally has the longest service period and the professional services element is performed during the earlier part of the support subscription period.

The following describes the nature of our primary types of revenue and the revenue recognition policies and significant payment terms as they pertain to the types of transactions we enter into with our customers.

Support Subscription Revenue

As part of a support subscription, we stand ready to help customers resolve technical issues related to the installed platform. The support subscriptions are designed to assist throughout a customer’s lifecycle from development to proof-of-concept, to quality assurance and testing, to production and development. Support subscription is generally offered under renewable, fixed fee contracts where payments are typically due annually in advance and may have a term of one year or multiple years. The contracts generally do not contain refund provisions for fees earned related to support services performed. A support subscription is viewed as a stand-ready performance obligation comprised of a series of distinct days of service that is satisfied ratably over time as the services are provided. A time-elapsed output method is used to measure progress because our efforts are expended evenly throughout the period given the nature of the promise is a stand-ready service. Unearned support subscription revenue is included in deferred revenue and other contract liabilities. On occasion, we may sell engineering services and/or a premium subscription agreement that provides a customer with development input and the opportunity to work more closely with its developers.

Professional Services Revenue

Professional services revenue is derived primarily from customer fees for consulting services engagements and education services. Our consulting services are provided primarily on a time and materials basis and, to a lesser extent, a fixed fee basis, and education services are generally priced based on attendance. Time and material contracts are generally invoiced based upon hours incurred on a monthly basis and fixed fee contracts may be invoiced up-front or as milestones are achieved throughout the project. Professional services revenue is typically recognized over time as the services are rendered. Depending on the nature of the consulting services engagement (e.g., time and materials basis, fixed fee basis, etc.), various measures of progress may be used to recognize revenue. These measures of progress include recognizing revenue in an amount equal to and at the time of invoicing, a measure of time incurred relative to remaining hours expected to be delivered, or other similar measures. These measures depict our efforts to satisfy professional services contracts and therefore reflect the transfer of control for the services to a customer.

Contract Costs

Contract costs, consisting primarily of sales commissions and payroll taxes, that are incremental to obtaining a contract with a customer are capitalized and recorded as deferred costs. We expect to recover deferred contract costs over the period of benefit from the underlying contracts. The amortization period for recovery is consistent with the timing of transfer to the customer of services to which the capitalized costs relate. Contract costs that relate to an underlying transaction are expensed commensurate with recognition of revenue as performance obligations are satisfied. Contract costs that are incurred in excess of those relating to an underlying transaction are not considered commensurate with recognition of revenue as performance obligations are satisfied, and are amortized on a straight-line basis over the anticipated average customer life of five years. We do not incur direct fulfillment-related costs of a nature required to be capitalized and amortized.

Deferred Revenue and Contingent Revenue

Deferred revenue consists of amounts invoiced to customers but not yet recognized as revenue. We record revenue and a corresponding contract asset when consideration allocated to a transferred product offering is more than the amount billable to customers in the current period. Under the guidance in effect prior to the adoption of the new standard, we previously limited the amount of revenue recognized for delivered elements to the amount that was not contingent on the future delivery of product offerings, or subject to our future performance obligations.

Contract Assets

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer when that right is conditional and is not only subject to the passage of time (e.g., performance prior to invoicing on fixed fee professional service arrangements with substantive acceptance). When we have unconditional rights to consideration, except for the passage of time, a receivable will be recorded on the condensed consolidated balance sheets. We typically do not include extended payment terms in our contracts with customers.

Contract Liabilities

Contract liabilities represent an obligation to transfer product offerings for which we have received consideration, or for which an amount of consideration is due from the customer (e.g., support subscription arrangements where consideration is paid annually in advance). Contract liabilities are comprised of short-term and long-term deferred revenue and other contract liabilities. Our contract balances will be reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.

Other than the changes to the above critical accounting policies, there have been no other material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Recently Issued Accounting Pronouncements

See Note 1—“Description of Business and Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and investments totaling $89.4 million as of March 31, 2018 and $72.5 million as of December 31, 2017. Cash and cash equivalents are comprised primarily of cash deposits, money market funds, U.S. Treasury securities, commercial paper and corporate notes and bonds. Our short-term investments are primarily comprised of U.S. Treasury securities, certificates of deposit, commercial paper and corporate notes and bonds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Due to the predominantly short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

The interest rate under our revolving credit facility is variable; accordingly, interest expense for periods in which amounts are outstanding under the revolving credit facility could be adversely affected by increases in interest rates. As of March 31, 2018, we had no outstanding balance under our revolving credit facility. For additional description of our revolving credit facility, refer to Note 5—“Debt” in the notes to our condensed consolidated financial statements.

Foreign Currency Risk

Since we conduct a portion of our business using foreign currencies, primarily the Euro, British Pound Sterling and Canadian Dollars, we are exposed to foreign currency risk. To the extent our entities hold monetary assets or liabilities, earn revenues or incur costs in currencies other than the functional currency, they are exposed to foreign exchange gains or losses that impact our net loss. Holding all other currency values constant, the effect of a hypothetical 10 percent change in the U.S. dollar could impact our financial results by approximately $1.9 million. In addition, as we maintain foreign subsidiaries that use local currency as their functional currency, we are also subject to foreign currency translation risk.

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

Changes in Internal Control

There were no changes in internal control over financial reporting during the three months ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) and Accounting Standards Codification 340-40, Other Assets and Deferred Costs; Contracts with Customers (the “new standard”). Internal controls were designed and implemented to ensure we adequately evaluated our contracts and properly assessed and accounted for the impact of the new standard on our financial statements to facilitate adoption on January 1, 2018 as well as accounting for our revenue after the implementation of the new standard. These internal controls include the development of new policies based on the five-step model provided in the new standard, new contract review requirements and information gathering for disclosure.

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

We have incurred net losses since our inception, including net losses of $42.1 million and $54.8 million for the three months ended March 31, 2018 and 2017, respectively. As a result, we had an accumulated deficit of $872.1 million as of March 31, 2018. It is difficult for us to predict our future results of operations because the market for our solutions is rapidly evolving and has not yet reached widespread adoption. We may not achieve sufficient revenue to attain and maintain profitability. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales, expand and improve the effectiveness of our distribution channels, and continue to invest in the development of our Connected Data Platforms, Hortonworks Data Platform (“HDP”), Hortonworks DataFlow (“HDF”), Hortonworks Cybersecurity Platform (“HCP”) and other offerings. In addition, as we grow, we will incur additional significant legal, accounting and other expenses. As a result of these increased expenses, we will have to generate and sustain increased revenue to be profitable in future periods. Any failure by us to sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

•	the timing of recognizing the expense for contract acquisition costs, especially considering our current practice under the existing accounting standards;

•	the renewals of our support subscription and other arrangements with our customers;

•	changes in the competitive dynamics of our market;

•	customers delaying purchasing decisions in anticipation of new software or software enhancements;

•	the timing of satisfying revenue recognition criteria under applicable standards;

•	our ability to control costs, including our operating expenses;

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

We have increased our number of full-time employees to approximately 1,240 as of March 31, 2018 from approximately 1,110 at March 31, 2017, and have increased our revenue to $79.1 million in the three months ended March 31, 2018 from $56.0 million in the three months ended March 31, 2017. Our recent growth and expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to continue to expand our overall business, customer base, headcount and operations. Continued growth increases the challenges involved in:

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

If our goodwill, amortizable intangible assets or capitalized contract acquisition costs become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles in the United States, we test goodwill for impairment at least annually, and we review our amortizable intangible assets and capitalized contract acquisition costs for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates and lower growth rates in our industry. Factors that may be considered a change in circumstances indicating that the carrying value of our capitalized contract acquisition costs may not be recoverable include increased costs associated with the delivery of services. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, amortizable intangible assets or capitalized contract acquisition costs is determined, which could harm our results of operations.

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

EXHIBIT

INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.8#	Amended and Restated Non-Employee Director Compensation Policy.					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	Indicates management contract or compensatory plan, contract or agreement.

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

Hortonworks, Inc.

Date: May 9, 2018	By:	/s/ Scott Davidson
Scott Davidson
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and duly authorized signatory)