Form 10-Q
period 2018-06-30
Hortonworks, Inc.
filed 2018-08-09
CIK 1610532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of Registrant’s Common Stock outstanding as of August 1, 2018 was 81,351,499.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

HORTONWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$47,634	$62,739
Short-term investments	33,811	9,773
Accounts receivable, net	89,787	112,013
Contract assets	304	—
Deferred costs	23,773	—
Prepaid expenses and other current assets	11,979	10,809

Total current assets	207,288	195,334
Property and equipment, net	13,546	16,383
Long-term investments	4,533	—
Goodwill	34,333	34,333
Intangible assets, net	1,806	2,242
Deferred costs – noncurrent	28,207	—
Other assets	1,655	1,559
Restricted cash	9	882
Total assets	$291,377	$250,733

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,554	$6,134
Accrued compensation and benefits	19,926	22,483
Accrued expenses and other current liabilities	9,501	10,948
Deferred revenue	167,461	194,901
Other contract liabilities	10,028	—

Total current liabilities	212,470	234,466
Long-term deferred revenue	81,633	80,269
Other long-term liabilities	846	1,034

Total liabilities	294,949	315,769

Commitments and contingencies (Note 4)
Stockholders’ deficit:
Preferred stock, par value of $0.0001 per share—25,000,000 shares authorized; none issued or outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, par value of $0.0001 per share—500,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 81,034,445 shares issued and 80,566,039 shares outstanding as of June 30, 2018 and 72,830,962 shares issued and 72,607,893 shares outstanding as of December 31, 2017	9	8
Additional paid-in capital	910,616	842,875
Accumulated other comprehensive loss	(877)	(219)
Accumulated deficit	(913,320)	(907,700)

Total stockholders’ deficit	(3,572)	(65,036)

Total liabilities and stockholders’ equity (deficit)	$291,377	$250,733

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Support subscription and professional services revenue:
Support subscription	$65,019	$45,792	$126,553	$87,890
Professional services	21,324	16,040	38,851	29,913

Total support subscription and professional services revenue	86,343	61,832	165,404	117,803
Cost of revenue:
Support subscription	9,155	7,227	17,498	13,383
Professional services	14,762	13,240	28,679	24,939

Total cost of revenue	23,917	20,467	46,177	38,322

Gross profit	62,426	41,365	119,227	79,481
Operating expenses:
Sales and marketing	54,541	50,526	103,443	100,745
Research and development	25,373	27,479	49,507	52,985
General and administrative	24,526	17,824	49,119	34,619

Total operating expenses	104,440	95,829	202,069	188,349

Loss from operations	(42,014)	(54,464)	(82,842)	(108,868)
Other income (expense), net	1,527	(1,149)	616	(1,348)

Loss before income tax expense	(40,487)	(55,613)	(82,226)	(110,216)
Income tax expense	710	463	1,026	695

Net loss	$(41,197)	$(56,076)	$(83,252)	$(110,911)

Net loss per share of common stock, basic and diluted	$(0.52)	$(0.87)	$(1.07)	$(1.71)

Weighted-average shares used in computing net loss per share of common stock, basic and diluted	79,507,114	64,356,873	77,830,240	64,834,719

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(41,197)	$(56,076)	$(83,252)	$(110,911)
Items of other comprehensive (loss) income:
Unrealized (loss) gain on investments, net of tax of $0 for all periods presented	(4)	15	(21)	20
Foreign currency translation adjustment	(823)	267	(637)	474

Total other comprehensive (loss) income	(827)	282	(658)	494

Total comprehensive loss	$(42,024)	$(55,794)	$(83,910)	$(110,417)

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,252)	$(110,911)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,269	4,235
Amortization of deferred costs	15,423	—
Amortization of premiums and discounts	17	197
Amortization of intangible assets	436	436
Stock-based compensation expense	57,730	50,622
Loss on early exit of lease	—	349
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(414)	934
Provision for losses on accounts receivable	189	—
Other	256	149
Changes in operating assets and liabilities:
Accounts receivable	21,282	7,957
Contract assets	2,151	—
Prepaid expenses and other current assets	(1,414)	(2,366)
Deferred costs	(15,308)	—
Other assets	109	(650)
Accounts payable	(566)	1,475
Accrued expenses and other current liabilities	(1,012)	(1,721)
Accrued compensation and benefits	(2,394)	660
Deferred revenue	11,740	28,368
Other contract liabilities	(3,009)	—
Other long-term liabilities	(253)	(454)

Net cash provided by (used in) operating activities	5,980	(20,720)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(39,289)	—
Proceeds from maturities of investments	10,680	19,300
Purchases of property and equipment	(1,665)	(2,203)

Net cash (used in) provided by investing activities	(30,274)	17,097

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,691	5,588
Proceeds from exercise of warrants	4,062	—
Tax withholding shares	(4,861)	(562)
Payments of capital lease liability	(173)	(203)
Payment of fees for line of credit	(302)	(52)

Net cash provided by financing activities	9,417	4,771

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,101)	954
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,978)	2,102
Cash, cash equivalents and restricted cash—Beginning of period	63,621	54,648

Cash, cash equivalents and restricted cash—End of period	$47,643	$56,750

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

Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include shared-based payment transactions for acquiring goods and services from nonemployees. Under the standard, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect that adoption of ASU 2018-07 will have on its condensed consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. This standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application at the beginning of the earliest comparative period presented. The Company is in the process of identifying the relevant population of potential lease arrangements and evaluating these arrangements in the context of ASU 2016-02. While the Company continues to evaluate the effect of adoption on its condensed consolidated financial statements, it expects the adoption will result in the recognition of right-of-use assets and lease liabilities that were not previously recognized, which will increase total assets and liabilities on its condensed consolidated balance sheets.

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2017-09 as of January 1, 2018 and the adoption did not have an impact on its condensed consolidated financial statements as of June 30, 2018.

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Impacts on Financial Statements

The following tables summarize the impacts of adopting Topic 606 and Subtopic 340-40 (the “new standard”) on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2018. The Company’s financial reporting under the new standard is included in the columns labeled “As Reported” in the tables below.

Select line items from the condensed consolidated balance sheet as of June 30, 2018 that reflect the adoption of the new standard are as follows:

	June 30, 2018
	As Reported	Adjustments	Balances without adoption of the new standard
	(in thousands)
ASSETS
Contract assets	$304	$(304)	$—
Deferred costs	23,773	(23,773)	—
Deferred costs - noncurrent	28,207	(28,207)	—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Deferred revenue	167,461	22,666	190,127
Other contract liabilities	10,028	(10,028)	—
Long-term deferred revenue	81,633	11,190	92,823
Other long-term liabilities	846	(34)	812
Accumulated other comprehensive loss	(877)	270	(607)
Accumulated deficit	(913,320)	(76,348)	(989,668)

Select line items from the condensed consolidated statements of operations for the three and six months ended June 30, 2018 that reflect the adoption of the new standard are as follows:

	Three Months Ended June 30, 2018
	As Reported	Adjustments	Balances without adoption of the new standard
	(in thousands, except per share data)
Revenues:
Support subscription	$65,019	$3,599	$68,618
Professional services	21,324	(2,535)	18,789

Operating expenses:
Sales and marketing	54,541	340	54,881
Net loss	(41,197)	724	(40,473)
Net loss per share of common stock, basic and diluted	(0.52)	0.01	(0.51)

	Six Months Ended June 30, 2018
	As Reported	Adjustments	Balances without adoption of the new standard
	(in thousands, except per share data)
Revenues:
Support subscription	$126,553	$4,775	$131,328
Professional services	38,851	(3,682)	35,169

Operating expenses:
Sales and marketing	103,443	(191)	103,252
Net loss	(83,252)	1,284	(81,968)
Net loss per share of common stock, basic and diluted	(1.07)	0.02	(1.05)

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Select line items from the condensed consolidated statement of cash flows for the six months ended June 30, 2018 that reflect the adoption of the new standard are as follows:

	Six Months Ended June 30, 2018
	As Reported	Adjustments	Balances without adoption of the new standard
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,252)	$1,284	$(81,968)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred costs	15,423	(15,423)	—
Changes in operating assets and liabilities:
Contract assets	2,151	(2,151)	—
Deferred costs	(15,308)	15,308	—
Deferred revenue	11,740	(2,027)	9,713
Other contract liabilities	(3,009)	3,009	—
Net cash provided by operating activities	5,980	—	5,980

See Note 7—“Revenue from Contracts with Customers” in the notes to the Company’s condensed consolidated financial statements for additional information on the new standard.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2018 that are of significance or potential significance to the Company, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company works with partners in various capacities to both identify end-users for their product offerings and to provide those product offerings to end-users. The Company determines whether it is responsible for providing the actual product or service as a principal, or for arranging for the product or service to be provided by the third-party as an agent. Judgment is applied to determine whether the Company is the principal or the agent by evaluating whether the Company has control of the product or service prior to it being transferred to the customer. The principal versus agent assessment is performed at the performance obligation level. Indicators that the Company considers to support that it has control include whether the Company is primarily responsible for fulfilling the promise to provide the specified product or service to the customer and the Company has discretion in establishing the price the customer ultimately pays for the product or service. Depending upon the level of the Company’s contractual responsibilities and obligations for delivering solutions to end customers, the Company has arrangements where the Company is the principal and recognizes the gross amount invoiced to the customer and other arrangements where the Company is an agent and recognizes the net amount retained.

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Support Subscription Revenue

As part of a support subscription, the Company stands ready to help customers resolve technical issues related to the installed platform. The support subscriptions are designed to assist throughout a customer’s lifecycle from development to proof-of-concept, to quality assurance and testing, to production and development. Support subscription is generally offered under renewable, fixed fee contracts where payments are typically due annually in advance and may have a term of one year or multiple years. The contracts generally do not contain refund provisions for fees earned related to support services performed. A support subscription is viewed as a stand-ready performance obligation comprised of a series of distinct days of service that is satisfied ratably over time as the services are provided. A time-elapsed output method is used to measure progress because the Company’s efforts are expended evenly throughout the period given the nature of the promise is a stand-ready service. Unearned support subscription revenue is included in deferred revenue and other contract liabilities. On occasion, the Company may sell engineering services and/or a premium subscription agreement that provides a customer with development input and the opportunity to work more closely with its developers.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Contract Costs

Contract costs, consisting primarily of sales commissions and payroll taxes, that are incremental to obtaining a contract with a customer are capitalized and recorded as deferred costs. The Company expects to recover deferred contract costs over the period of benefit from the underlying contracts. The amortization period for recovery is consistent with the timing of transfer to the customer of services to which the capitalized costs relate. Contract costs that relate to an underlying transaction are expensed commensurate with recognition of revenue as performance obligations are satisfied. Contract costs that are incurred in excess of those relating to an underlying transaction are not considered commensurate with recognition of revenue as performance obligations are satisfied, and are amortized on a straight-line basis over the anticipated average customer life of five years. Under the guidance in effect prior to the adoption of the new standard, the Company previously expensed these costs as incurred. Contract costs were $52.0 million as of June 30, 2018. For the three and six months ended June 30, 2018, amortization expense for the contract costs were $8.3 million and $15.4 million, respectively, and there was no impairment loss in relation to the costs capitalized. The Company does not incur direct fulfillment-related costs of a nature required to be capitalized and amortized.

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

2. FAIR VALUE MEASUREMENTS

The following table summarizes the investments in available-for-sale securities (in thousands):

	June 30, 2018
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,491	$17	$(2)	$5,506
Certificates of deposit	2,700	—	—	2,700
Commercial paper	9,296	—	(2)	9,294
Corporate notes and bonds	21,076	2	(34)	21,044

Total investments in available-for-sale securities	$38,563	$19	$(38)	$38,544

	December 31, 2017
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$8,612	$4	$—	$8,616
Certificates of deposit	750	—	—	750
Commercial paper	3,498	—	(1)	3,497
Corporate notes and bonds	5,806	—	(1)	5,805

Total investments in available-for-sale securities	$18,666	$4	$(2)	$18,668

The contractual maturities of investments in available-for-sale securities were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Gross Amortized Cost	Estimated Fair Value	Gross Amortized Cost	Estimated Fair Value
Due within one year	$34,023	$34,011	$18,666	$18,668
Due after one year through five years	4,540	4,533	—	—

Total investments in available-for-sale securities	$38,563	$38,544	$18,666	$18,668

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2018
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$11,284	$—	$11,284
Certificates of deposit	—	200	200
Short-term investments:
U.S. Treasury securities	4,929	—	4,929
Certificates of deposit	—	2,000	2,000
Commercial paper	—	9,294	9,294
Corporate notes and bonds	—	17,588	17,588
Long-term investments:
U.S. Treasury securities	577	—	577
Certificates of deposit	—	500	500
Corporate notes and bonds	—	3,456	3,456

Total financial assets	$16,790	$33,038	$49,828

	December 31, 2017
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$25,947	$—	$25,947
U.S. Treasury bills	3,599	—	3,599
Commercial paper	—	3,497	3,497
Corporate notes and bonds	—	1,799	1,799
Short-term investments:
U.S. Treasury bills	5,017	—	5,017
Certificates of deposit	—	750	750
Corporate notes and bonds	—	4,006	4,006

Total financial assets	$34,563	$10,052	$44,615

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. During the six months ended June 30, 2018 and the year ended December 31, 2017, the Company did not make any transfers between Level 1 or Level 2 investments. As of June 30, 2018 and December 31, 2017, the Company did not have any Level 3 financial assets or liabilities.

Gross unrealized gains and losses were not material as of June 30, 2018 and December 31, 2017. Realized gains and losses were not material for both the three and six months ended June 30, 2018 and 2017. As of June 30, 2018 and December 31, 2017, there were no securities that were in an unrealized loss position for more than 12 months.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

3. INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$4,395	$(2,589)	$1,806

Intangible assets, net	$4,395	$(2,589)	$1,806

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$4,395	$(2,153)	$2,242

Intangible assets, net	$4,395	$(2,153)	$2,242

The amortizable intangible assets have a useful life of five years. For both the three months ended June 30, 2018 and 2017, the Company recognized amortization expense for intangible assets of $0.2 million and for both the six months ended June 30, 2018 and 2017, the Company recognized amortization expense for intangible assets of $0.4 million in operating expenses. Based on the net carrying amount of intangibles subject to amortization, the estimated amortization expense for the remaining six months of 2018 and each of the succeeding 12-month periods ending December 31, 2019 and 2020 is $0.4 million, $0.9 million and $0.5 million, respectively.

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

As of June 30, 2018, future minimum lease commitments under non-cancelable leases are as follows (in thousands):

Leases
Six months ending December 31, 2018	$2,743
Years ending December 31, 2019	5,646
2020	5,581
2021	5,104
2022	4,585
Thereafter	17,777

Gross lease payments	41,436
Less: Non-cancelable subtenant receipts	(463)

Net lease payments	$40,973

Rent expense incurred under operating leases was $2.2 million and $2.4 million for the three months ended June 30, 2018 and 2017, respectively, and $4.4 million and $4.8 million for the six months ended June 30, 2018 and 2017, respectively.

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

On April 13, 2017, a derivative action was filed in the Court of Chancery of the State of Delaware, captioned Steinberg v. Bearden, et al., Case No. 2017-0286-AGB, purportedly filed by a Hortonworks shareholder on behalf of the Company against certain of the Company’s directors and executive officers. The derivative complaint alleges that the defendants breached their fiduciary duties to the Company and allegedly made false or misleading statements regarding the Company’s business and operations. The derivative action includes claims for, among other things, unspecified damages in favor of the Company, corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the derivative plaintiffs, including attorneys’ fees. On May 30, 2018, the court granted defendants’ motion to dismiss with prejudice.

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

As of June 30, 2018, the Company had no borrowings outstanding under the Amended and Restated Credit Agreement and was in compliance with all financial covenants.

6. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

Each share of common stock is entitled to one vote for matters to be voted on by the stockholders of the Company. The holders of common stock are also entitled to receive dividends whenever declared by the Board of Directors from legally available funds. The Company has not paid a dividend since its inception, and has no current plans to do so.

2011 Stock Option and Grant Plan

In December 2014, in connection with the closing of the Company’s IPO, the Hortonworks, Inc. 2011 Stock Option and Grant Plan, as amended (the “2011 Plan”), was terminated as to future grants and shares authorized for issuance under the 2011 Plan were canceled (except for those shares reserved for issuance upon exercise of outstanding stock options). As of June 30, 2018, options to purchase 3,325,732 shares of common stock were outstanding under the 2011 Plan pursuant to their original terms and no shares were available for future grant.

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

As of June 30, 2018, options to purchase shares of stock, restricted stock units (“RSUs”) and PSUs covering an aggregate of 11,105,286 shares of common stock were outstanding under the Amended 2014 Plan.

On January 1, 2018, the shares reserved for issuance under the Amended 2014 Plan was increased by 3,637,815 shares. As of June 30, 2018, there were 26,292,197 shares reserved for issuance under the Amended 2014 Plan, of which 780,868 shares remained available for issuance.

2014 Employee Stock Purchase Plan

The Company’s ESPP was adopted and approved by the Company’s Board of Directors in September 2014, was adopted and approved by the Company’s stockholders in November 2014, and was amended in August 2015 to allow employees of certain of the Company’s non-U.S. subsidiaries to participate in the ESPP. The ESPP initially reserved and authorized the issuance of up to a total of 2,500,000 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2015, by the lesser of (i) 1,000,000 shares of common stock, (ii) one percent of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or (iii) such lesser number of shares as determined by the ESPP administrator. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. On January 1, 2018, the shares reserved for issuance under the ESPP was increased by 727,563 shares. As of June 30, 2018, there were 4,734,330 shares reserved for issuance under the ESPP, of which 2,236,022 remained available for purchase.

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

85 percent of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Under applicable tax rules, an employee may purchase no more than $25,000 worth of shares of common stock, valued at the start of the purchase period, under the ESPP in any calendar year.

As of June 30, 2018, there was $0.7 million of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.35 years.

Stock Options

A summary of information related to stock options for the six months ended June 30, 2018 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding—December 31, 2017	4,490,445	$11.08	6.14	$41,525
Granted	—	—
Exercised	(597,734)	8.45
Canceled/forfeited	(102,279)	18.90

Outstanding—June 30, 2018	3,790,432	11.28	5.73	27,857

Exercisable—June 30, 2018	3,618,920	$10.98	5.70	$27,462

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised for the three and six months ended June 30, 2018 was $1.6 million and $6.5 million, respectively. The aggregate intrinsic value of options exercised for the three and six months ended June 30, 2017 was $3.6 million and $5.4 million, respectively.

As of June 30, 2018, there was $1.3 million of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over a weighted-average period of 0.36 years.

Restricted Stock

A summary of information related to restricted stock for the six months ended June 30, 2018 is presented below:

	Number of Shares Issued Outside the Stock Plans	Weighted-Average Grant Date Fair Value Per Share (*)
Unvested balance—December 31, 2017	137,919	$23.76
Granted	—	—
Vested	—	—
Canceled/forfeited	—	—

Unvested balance—June 30, 2018	137,919	$23.76

(*)

The weighted-average grant date fair value per share relates to 1,424,946 shares of restricted stock paid as part of the acquisition of Onyara, Inc., of which 137,919 shares are unvested as of June 30, 2018.

No restricted stock was granted or vested during the three and six months ended June 30, 2018 and 2017.

As of June 30, 2018, there was $0.6 million of unrecognized stock-based compensation expense related to restricted stock to be recognized over a weighted-average period of 0.17 years.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units

A summary of information related to RSUs for the six months ended June 30, 2018 is presented below:

	Number of Shares Issued Under Stock Plans	Weighted-Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2017	9,579,841	$13.10
Granted	4,630,839	19.49
Vested	(3,380,066)	13.21
Canceled/forfeited	(925,836)	13.24

Unvested balance—June 30, 2018	9,904,778	$16.04

The fair value of the RSUs that vested during the three and six months ended June 30, 2018 was $35.9 million and $62.0 million, respectively. The fair value of the RSUs that vested during the three and six months ended June 30, 2017 was $36.1 million and $43.9 million, respectively.

As of June 30, 2018, there was $137.1 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 1.64 years.

Performance-Based Restricted Stock Units

A summary of information related to PSUs for the six months ended June 30, 2018 is presented below:

	Number of Shares Issued Under Stock Plans	Weighted-Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2017	839,857	$14.58
Granted	—	—
Vested	(65,266)	19.69
Canceled/forfeited	(38,783)	21.74

Unvested balance—June 30, 2018	735,808	$13.74

The fair value of the PSUs that vested during the three months ended June 30, 2018 and 2017 was nil, and for the six months ended June 30, 2018 and 2017 was $1.3 million.

As of June 30, 2018, there was $2.2 million of unrecognized stock-based compensation expense related to PSUs which is expected to be recognized over a weighted-average period of 0.23 years.

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The number of shares of restricted stock and early exercised options to purchase common stock outstanding subject to the Company’s right of repurchase as of June 30, 2018 and December 31, 2017 was 1,335 and 10,500, respectively, which had repurchase prices ranging from $8.46 to $14.22 per share. The liability for shares subject to repurchase as of June 30, 2018 and December 31, 2017 was immaterial.

Stock-Based Compensation Expense

Total stock-based compensation expense, including stock-based compensation expense to non-employees, by category was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$2,949	$1,989	$4,976	$3,399
Sales and marketing	8,990	9,129	14,999	16,595
Research and development	9,123	11,060	17,289	20,938
General and administrative	10,378	5,069	20,466	9,690

Total stock-based compensation expense	$31,440	$27,247	$57,730	$50,622

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

7. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table reflects the Company’s contract assets and contract liabilities (in thousands):

	June 30, 2018	January 1, 2018
Accounts receivable, net	$89,787	$112,073

Contract assets	$304	$2,457

Short-term deferred revenue	$167,461	$162,299
Other contract liabilities	10,028	13,071
Long-term deferred revenue	81,633	77,138

Total contract liabilities	$259,122	$252,508

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Impairment losses recognized on the Company’s accounts receivable was $0.2 million for both three and six months ended June 30, 2018. No impairment loss was recognized on the Company’s contract assets during the three and six months ended June 30, 2018.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

	Contract Assets	Contract Liabilities
January 1, 2018	$2,457	$252,508
Amount transferred to receivables from contract assets	(2,457)	—
Contract asset additions	2,302	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(58,907)
Increases due to invoicing prior to satisfaction of performance obligations	—	55,933

March 31, 2018	2,302	249,534
Amount transferred to receivables from contract assets	(2,263)	—
Contract asset additions	265	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(62,691)
Increases due to invoicing prior to satisfaction of performance obligations	—	72,279

June 30, 2018	$304	$259,122

Performance Obligations

During the three months ended June 30, 2018, there was no net revenue recognized from the Company’s performance obligations that was satisfied in previous periods. During the six months ended June 30, 2018, net revenue recognized from the Company’s performance obligations satisfied in previous periods was immaterial and was primarily related to contract modifications.

As of June 30, 2018, approximately $346.9 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $233.4 million over the next 12 months and approximately $113.5 million thereafter.

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

8. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less restricted common stock and common stock issued that is subject to repurchase, and excludes any dilutive effects of share-based awards. Diluted net loss per share of common stock is computed giving effect to all potential dilutive shares of common stock. As the Company had net losses for the three and six months ended June 30, 2018 and 2017, all potential shares of common stock were determined to be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(41,197)	$(56,076)	$(83,252)	$(110,911)

Weighted-average shares used in computing net loss per share of common stock	79,507,114	64,356,873	77,830,240	64,834,719

Net loss per share, basic and diluted	$(0.52)	$(0.87)	$(1.07)	$(1.71)

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented since including them would have been anti-dilutive:

	Six Months Ended June 30,
	2018	2017
Outstanding stock options	3,790,432	6,329,918
Unvested restricted stock	137,919	275,835
Unvested RSUs	9,904,778	11,581,783
Unvested PSUs	735,808	249,158
Estimated ESPP shares to be issued	243,523	484,702
Common stock subject to repurchase	1,335	20,605
Common stock warrants	—	3,250,000
Exercise and conversion of common stock warrants	—	476,368

Total	14,813,795	22,668,369

9. INCOME TAXES

The effective tax rate for the three months ended June 30, 2018 was (1.8) percent compared to (0.8) percent for the same period of 2017. The effective tax rate for the six months ended June 30, 2018 was (1.2) percent compared to (0.6) percent for the same period of 2017. The income tax expense for the three and six months ended June 30, 2018 and 2017 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences and full valuation allowance against net deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 23, 2017 regarding application of the Act which was also codified by the FASB upon the issuance on ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update) in March 2018. The Act provides a “measurement period,” lasting through December 22, 2018, to allow registrants time to obtain, prepare and analyze information to complete the accounting required under ASC 740, Income Taxes. While the Company was able to make reasonable estimates under SAB 118 for the impact of the reduction in the corporate tax rate and the deemed repatriation transition tax, the Company has not completed its analysis of other changes to the Act. The final impacts of the Act may differ, possibly materially, due to, among other things, changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act or any updates or changes to estimates the Company has utilized under SAB 118. The Company will continue to analyze the impact of the Act as additional information and guidance is provided and complete its analysis within the measurement period, which the Company anticipates will end in December 2018, in accordance with SAB 118.

On July 24, 2018, the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit Court of Appeals”) overturned the U.S. Tax Court’s unanimous 2015 decision in Altera v. Commissioner, holding that the Internal Revenue Service (“IRS”) did not violate the rulemaking procedures required by the Administrative Procedures Act. In Altera v. Commissioner, the taxpayer challenged IRS regulations that required participants in qualified cost sharing arrangements to share stock-based compensation costs. The U.S. Tax Court had invalidated those regulations, in part because the Treasury Department (“Treasury”) failed to adequately consider significant taxpayer comments when adopting them. The Ninth Circuit Court of Appeals decision reverses the U.S. Tax Court’s decision on this issue, holding that the Treasury’s rule was not arbitrary and capricious because Treasury provided a sufficient basis for its decision making. On August 7, 2018, the July 24, 2018 decision was withdrawn. The Company is evaluating whether the court decision will have an effect on its consolidated financial statements.

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

The following table disaggregates the Company’s revenue by customer domicile (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018(*)	2017	2018(*)	2017
United States	$56,987	$44,206	$112,575	$86,219
Rest of world	29,356	17,626	52,829	31,584

Total revenue	$86,343	$61,832	$165,404	$117,803

(*)

As noted in Note 1—“Description of Business and Summary of Significant Accounting Policies,” the Company adopted the new standard as of January 1, 2018 using the modified retrospective approach. As a result of adopting ASU 2014-09 (Topic 606) and its corresponding ASUs, accumulated deficit decreased by $25.1 million as of January 1, 2018. Accordingly, the revenues reported for the three and six months ended June 30, 2018 reflect the new standard, while the revenues reported for the three and six months ended June 30, 2017 do not. The impact of the new standard on total revenues was $1.1 million for both the three and six months ended June 30, 2018.

Tangible Long-Lived Assets

The following table summarizes the Company’s tangible long-lived assets by country (in thousands):

	June 30, 2018	December 31, 2017
United States	$8,243	$10,671
Ireland	1,971	2,120
India	2,412	2,578
Rest of world	920	1,014

Total property and equipment, net	$13,546	$16,383

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition, because we have not established vendor-specific objective evidence of fair value (“VSOE”) for our support subscription and professional services offerings, the results of operations as presented under generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) through the end of year 2017 may have reflected period-to-period fluctuations that did not correlate with our underlying support subscription and professional services business performance. Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which may reduce such fluctuations. The adoption of this standard may also cause variability in period-to-period comparisons of our financial statements when comparing periods prior to and after adoption of the standard. See Note 1—“Description of Business and Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements for more information.

We have achieved significant growth in recent periods. Our revenue for the three months ended June 30, 2018 and 2017 was $86.3 million and $61.8 million, respectively, and our revenue for the six months ended June 30, 2018 and 2017 was $165.4 million and $117.8 million, respectively. We incurred net losses for the three months ended June 30, 2018 and 2017 of $41.2 million and $56.1 million, respectively, and net losses for the six months ended June 30, 2018 and 2017 of $83.3 million and $110.9 million, respectively. We had operating cash flow of $6.0 million for the six months ended June 30, 2018 compared to negative operating cash flow of $20.7 million in the six months ended June 30, 2017.

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

Investing for Growth. We will continue to focus on long-term growth. We believe that our market opportunities (including HDP, HDF and Hortonworks DataPlane Service™) are large and underpenetrated, and we will continue to invest significantly in sales and marketing to grow our customer base, expand within existing support subscription customers and grow internationally to drive additional revenue. We also expect to invest in research and development to enhance and expand our offerings. To enable our growth, we plan to further invest in other operational and administrative functions including, but not limited to, our customer support organization that provides the basis for customer retention and further expansion. We expect to continue to use the net proceeds from our follow-on public offering to fund these growth strategies and do not expect to be profitable in the near future. We also intend to leverage business partners for the delivery of professional services, which we believe will drive improved gross margins and profitability over time given that professional services have a lower gross margin than our support subscriptions. We believe that our sales and marketing, research and development and general and administrative costs will decrease as a percentage of revenue in the long term as we are able to reach economies of scale and achieve process improvements and other operational efficiencies. With this increased operating leverage, we expect our gross and operating margins to increase in the long term.

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

Customer Cohort Multiple. Our ability to retain our customers and expand support subscription revenue from them over time is an indicator of the long-term value of our customer relationships. We measure the value of this expansion within our customer base using a cohort multiple. We believe that the cohort multiple provides visibility into our customers’ adoption of our products over time.

We calculate a cohort multiple using cohort classes and cohort expansion. A cohort class is a group of new logo customers that execute an initial support subscription contract within a given quarter. Cohort expansion, in turn, is the aggregate value of all invoices sent to a cohort class for support subscription services after its initial contract through a specific period. The cohort multiple is the average cohort expansion of a set of cohort classes over a specific number of quarters from initial contract inception.

As of June 30, 2018, there were 14 cohort classes for which we had cohort expansion data over an eight-quarter period. The cohort expansion multiple for this set of cohort classes, as of June 30, 2018, was 5.1.

Total Support Subscription Customers. We believe total support subscription customers is a key indicator of our market penetration, growth and future revenue. In order to grow our customer base, we have aggressively invested in and intend to continue to invest in our direct sales team, as well as to pursue additional partnerships within our indirect sales channel. We generally define a support subscription customer as an entity with an active support subscription as of the measurement date. In situations where there are multiple contracts with multiple subsidiaries or divisions, universities or governmental organizations of a single entity, the entity is counted once. Our total support subscription customer count was more than 1,400 and 1,200 as of June 30, 2018 and 2017, respectively.

Components of Results of Operations

Revenue

We generate revenue primarily through selling support subscription offerings and consulting and/or education services to our enterprise customers. On occasion, we sell engineering services as well as premium subscription offerings that provide customers with development input and the opportunity to work more closely with our developers. When a support subscription is sold separately, we recognize revenue on a ratable basis over the support subscription term. When consulting and/or education services are sold separately, we recognize revenue as the services are performed. We have multiple-element arrangements with many of our enterprise customers which include support subscriptions sold together with professional services. For our multiple-element arrangements, the total transaction price is allocated to each subscription or service in a manner depicting the amount of consideration to which we expect to be entitled in exchange for transferring the subscriptions or services to the customer. Revenue is recognized for each subscription or service based upon the amount of revenue allocated to each subscription or service. Revenue related to support subscriptions are recognized ratably over the term of support and revenue related to consulting and/or educational services are recognized as services are performed.

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented in dollars and as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018(*)	2017	2018(*)	2017
	(in thousands)
Support subscription and professional services revenue:
Support subscription	$65,019	$45,792	$126,553	$87,890
Professional services	21,324	16,040	38,851	29,913

Total support subscription and professional services revenue	86,343	61,832	165,404	117,803
Cost of revenue:
Support subscription	9,155	7,227	17,498	13,383
Professional services	14,762	13,240	28,679	24,939

Total cost of revenue	23,917	20,467	46,177	38,322

Gross profit	62,426	41,365	119,227	79,481
Operating expenses:
Sales and marketing	54,541	50,526	103,443	100,745
Research and development	25,373	27,479	49,507	52,985
General and administrative	24,526	17,824	49,119	34,619

Total operating expenses	104,440	95,829	202,069	188,349

Loss from operations	(42,014)	(54,464)	(82,842)	(108,868)
Other income (expense), net	1,527	(1,149)	616	(1,348)

Loss before income tax expense	(40,487)	(55,613)	(82,226)	(110,216)
Income tax expense	710	463	1,026	695

Net loss	$(41,197)	$(56,076)	$(83,252)	$(110,911)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018(*)	2017	2018(*)	2017
	(as a percentage of revenue)
Support subscription and professional services revenue:
Support subscription	75%	74%	77%	75%
Professional services	25	26	23	25

Total support subscription and professional services revenue	100	100	100	100
Cost of revenue:
Support subscription	11	12	11	12
Professional services	17	21	17	21

Total cost of revenue	28	33	28	33

Gross profit	72	67	72	67
Operating expenses:
Sales and marketing	63	82	62	86
Research and development	29	44	30	45
General and administrative	29	29	30	29

Total operating expenses	121	155	122	160

Loss from operations	(49)	(88)	(50)	(93)
Other income (expense), net	2	(2)	—	(1)

Loss before income tax expense	(47)	(90)	(50)	(94)
Income tax expense	1	1	—	—

Net loss	(48)%	(91)%	(50)%	(94)%

(*)

As noted in Note 1—“Description of Business and Summary of Significant Accounting Policies,” the Company adopted the new standard as of January 1, 2018 using the modified retrospective approach. As a result of adopting ASU 2014-09 (Topic 606) and its corresponding ASUs, accumulated deficit decreased by $25.1 million and as a result of adopting ASC 340-40, accumulated deficit decreased by $52.5 million as of January 1, 2018. Accordingly, the revenues reported for the three and six months ended June 30, 2018 reflect the new standard, while the revenues reported for the three and six months ended June 30, 2017 do not. The impact of the new standard on total revenues was $1.1 million for both three and six months ended June 30, 2018.

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Support subscription and professional services revenue:
Support subscription	$65,019	$45,792	42%	$126,553	$87,890	44%
Professional services	21,324	16,040	33%	38,851	29,913	30%

Total support subscription and professional services revenue	$86,343	$61,832	40%	$165,404	$117,803	40%

Support subscription revenue for the three and six months ended June 30, 2018 increased $19.2 million and $38.7 million, respectively, compared to the same periods in 2017. The increase was primarily due the sales of additional support subscriptions to our existing customers as well as growth in our support subscription customer base.

Professional services revenue for the three and six months ended June 30, 2018 increased $5.3 million and $8.9 million, respectively, compared to the same periods in 2017. The increase was primarily due to the growth in our support subscription customer base.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Cost of revenue:
Cost of support subscription	$9,155	$7,227	27%	$17,498	$13,383	31%
Cost of professional services	14,762	13,240	11%	28,679	24,939	15%

Total cost of revenue	$23,917	$20,467	17%	$46,177	$38,322	20%

Percentage of revenue	28%	33%		28%	33%

Cost of support subscription revenue increased $1.9 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily attributable to a $1.8 million increase in personnel-related expenses as a result of an increase in headcount to support new customer growth. Cost of support subscription revenue increased $4.1 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily attributable to a $3.7 million increase in personnel-related expenses as a result of an increase in headcount to support new customer growth.

Cost of professional services revenue increased $1.5 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily attributable to a $1.4 million increase in personnel-related expenses as a result of an increase in headcount. Cost of professional services revenue increased $3.7 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily attributable to an increase in personnel-related expenses of $3.3 million, which included $1.4 million of stock-based compensation expense as a result of an increase in headcount.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Sales and marketing	$54,541	$50,526	8%	$103,443	$100,745	3%

Percentage of revenue	63%	82%		62%	86%

Sales and marketing expenses increased $4.0 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily attributable to an increase in marketing programs expense of $2.3 million, which included expenses related to hosting the two Dataworks Summits this quarter and other marketing-related expenses such as roadshows, webinars and targeted campaigns. The increase was also attributable to personnel-related expenses of $1.0 million, primarily related to increase in headcount. Sales and marketing expenses increased $2.7 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily attributable to an increase in marketing programs expense of $2.9 million, which included expenses related to hosting the two Dataworks Summits this quarter and other marketing-related expenses such as roadshows, webinars and targeted campaigns. The increase was also related to an increase in travel as well as equipment and software expenses of $1.4 million. These increases were offset by a decrease in personnel-related expenses of $1.9 million, which included $1.6 million of stock-based compensation expense, primarily related to a decrease in expense for restricted stock units (“RSUs”) granted to existing employees and a decrease in expense for performance-based restricted stock units (“PSUs”) due to the departure of an executive.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Research and development	$25,373	$27,479	(8)%	$49,507	$52,985	(7)%

Percentage of revenue	29%	44%		30%	45%

Research and development expenses decreased $2.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease was primarily attributable to a decrease in personnel-related expenses of $2.5 million, which included $1.9 million of stock-based compensation expense, primarily related to a decrease in expense for RSUs granted to existing employees. Research and development expenses decreased $3.5 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease was primarily attributable to a decrease in personnel-related expenses of $4.3 million, which included $3.6 million of stock-based compensation expense, primarily related to a decrease in expense for RSUs granted to existing employees.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
General and administrative	$24,526	$17,824	38%	$49,119	$34,619	42%

Percentage of revenue	29%	29%		30%	29%

General and administrative expenses increased $6.7 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily attributable to an increase in personnel-related expenses of $6.0 million, which included $5.3 million of stock-based compensation expense, primarily related to RSUs and PSUs granted to existing employees.

General and administrative expenses increased $14.5 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily attributable to an increase personnel-related expenses of $12.2 million, which included $10.8 million of stock-based compensation expense, primarily related to RSUs and PSUs granted to existing employees. The increase was also attributable to an increase in outside services of $2.2 million primarily related to the implementation efforts of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) and Accounting Standards Codification 340-40, Other Assets and Deferred Costs; Contracts with Customers.

Liquidity and Capital Resources

As June 30, 2018, our principal sources of liquidity were cash and cash equivalents and investments totaling $86.0 million, compared to $72.5 million at December 31, 2017, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and certificates of deposit. Our short-term investments are comprised primarily of U.S. Treasury securities, certificates of deposit, commercial paper and corporate notes and bonds and our long-term investments are comprised of U.S Treasury securities, certificates of deposit and corporate notes and bonds. The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash provided by (used in) operating activities	$5,980	$(20,720)
Cash (used in) provided by investing activities	(30,274)	17,097
Cash provided by financing activities	9,417	4,771

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

Our expected future capital requirements depend on many factors, including customer retention and expansion, the timing and extent of spending on platform development efforts, the expansion of sales, marketing and product management activities and ongoing investments to support the growth of our business in the United States and internationally. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing in order to meet these future capital requirements and take advantage of business opportunities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms that are acceptable to us or at all. If we are unable to raise additional capital when necessary or desirable, our business, results of operations and financial condition could be adversely affected.

Operating Activities

Our largest source of operating cash inflows is from sales of our support subscriptions and professional services. Our primary uses of cash from operating activities are for personnel costs, which are allocated across cost of sales, sales and marketing, research and development and general and administrative expenses.

After our net loss of $83.3 million was adjusted to exclude non-cash items, operating activities provided $6.0 million of cash during the six months ended June 30, 2018. During the six months ended June 30, 2018, significant non-cash items included stock-based compensation expense of $57.7 million and depreciation and amortization expense of $20.1 million. Changes in our operating assets and liabilities resulted in net cash generated of $11.3 million. Cash was generated within our operating assets and liabilities during the six months ended June 30, 2018 from (i) a decrease in accounts receivable of $21.3 million due to the timing of customer collections, (ii) a net increase of $8.7 million in deferred revenue and other contract liabilities and (iii) a decrease in contract assets of $2.2 million. Offsetting these cash generating items within operating assets and liabilities during the six months ended June 30, 2018 were (i) an increase in deferred costs of $15.3 million, (ii) a decrease in accrued compensation and benefits of $2.4 million, (iii) an increase in prepaid expenses and other current assets of $1.4 million and (iv) a $1.0 million decrease in accrued expenses and other current liabilities.

After our net loss of $110.9 million was adjusted to exclude non-cash items, operating activities used $20.7 million of cash during the six months ended June 30, 2017. During the six months ended June 30, 2017, significant non-cash items included stock-based compensation expense of $50.6 million and depreciation and amortization expense of $4.9 million. Changes in our operating assets and liabilities resulted in net cash generated of $33.3 million. Cash was generated within our operating assets and liabilities during the six months ended June 30, 2017 from (i) an increase of $28.4 million in deferred revenue as a result of growth in our support subscription customer base, coupled with our ratable revenue recognition of professional services revenue due to our lack of VSOE for support subscriptions and professional services offerings, (ii) a decrease in accounts receivable of $8.0 million due to the timing of customer collections and (iii) an increase of $1.5 million in accounts payable due to the timing of vendor payments. Offsetting these cash generating items within operating assets and liabilities during the six months ended June 30, 2017 were (i) an increase in prepaid expenses and other current assets of $2.4 million and (ii) a decrease of $1.7 million in accrued expenses and other current liabilities.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2018 was $30.3 million. The outflows of cash associated with investing activities were related to purchases of investments and property and equipment of $39.3 million and $1.7 million, respectively, which were partially offset by cash inflows from the maturity of investments of $10.7 million during the six months ended June 30, 2018.

Cash provided by investing activities for the six months ended June 30, 2017 was $17.1 million. The primary inflow of cash associated with investing activities was related to the maturity of investments of $19.3 million which was partially offset by purchases of property and equipment of $2.2 million during the six months ended June 30, 2017.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2018 was $9.4 million, and was primarily related to the proceeds related to the issuance of common stock and the exercise of warrants of $10.7 million and $4.1 million, respectively. These proceeds were partially offset by $4.9 million of payments to satisfy the tax liabilities of employees upon vesting of equity awards.

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

As of June 30, 2018, we had no borrowings outstanding under our Amended and Restated Credit Facility and we were in compliance with all financial covenants, which included maintaining a minimum trailing 12-month non-GAAP operating profit and a minimum adjusted quick ratio.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2018:

	Payments Due by Period
Contractual Obligations (1):	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in thousands)
Operating leases(2)	$2,743	$11,227	$9,689	$17,777	$41,436
Capital lease obligations	179	—	—	—	179

Total contractual obligations	$2,922	$11,227	$9,689	$17,777	$41,615

(1)

Due to the uncertainty as to the timing of payments related to our liabilities for unrecognized tax benefits, we have excluded estimated obligations related to uncertain tax benefits from the table above. As of June 30, 2018, we do not have a liability for uncertain tax benefits.

(2)

Operating leases consist of total future minimum rent payments under non-cancelable operating lease agreements. Minimum payments have not been reduced by minimum sublease rentals of $0.5 million due in the future under non-cancelable subleases.

Off-Balance Sheet Arrangements

Through June 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Risk

Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and investments totaling $86.0 million as of June 30, 2018 and $72.5 million as of December 31, 2017. Cash and cash equivalents are comprised primarily of cash deposits, money market funds, U.S. Treasury securities, certificate of deposit, commercial paper and corporate notes and bonds. Our short-term investments are primarily comprised of U.S. Treasury securities, certificates of deposit, commercial paper and corporate notes and bonds. Our long-term investments are primarily comprised of U.S. Treasury securities, certificate of deposit and corporate notes and bonds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Due to the predominantly short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

The interest rate under our revolving credit facility is variable; accordingly, interest expense for periods in which amounts are outstanding under the revolving credit facility could be adversely affected by increases in interest rates. As of June 30, 2018, we had no outstanding balance under our revolving credit facility. For additional description of our revolving credit facility, refer to Note 5—“Debt” in the notes to our condensed consolidated financial statements.

Foreign Currency Risk

Since we conduct a portion of our business using foreign currencies, primarily the Euro, British Pound Sterling and Canadian Dollars, we are exposed to foreign currency risk. To the extent our entities hold monetary assets or liabilities, earn revenues or incur costs in currencies other than the functional currency, they are exposed to foreign exchange gains or losses that impact our net loss. Holding all other currency values constant, the effect of a hypothetical 10 percent change in the U.S. dollar could impact our financial results by approximately $3.1 million. In addition, as we maintain foreign subsidiaries that use local currency as their functional currency, we are also subject to foreign currency translation risk.

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

Changes in Internal Control

There has not been any change in our internal control over financial reporting that occurred during the three months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of evaluating the impact of the new lease accounting standard on its accounting policies, processes and controls.

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

We have incurred net losses since our inception, including net losses of $83.3 million and $110.9 million for the six months ended June 30, 2018 and 2017, respectively. As a result, we had an accumulated deficit of $913.3 million as of June 30, 2018. It is difficult for us to predict our future results of operations because the market for our solutions is rapidly evolving and has not yet reached widespread adoption. We may not achieve sufficient revenue to attain and maintain profitability. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales, expand and improve the effectiveness of our distribution channels, and continue to invest in the development of our Connected Data Platforms, Hortonworks Data Platform (“HDP”), Hortonworks DataFlow (“HDF”), Hortonworks Cybersecurity Platform (“HCP”) and other offerings. In addition, as we grow, we will incur additional significant legal, accounting and other expenses. As a result of these increased expenses, we will have to generate and sustain increased revenue to be profitable in future periods. Any failure by us to sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

We have increased our number of full-time employees to approximately 1,330 as of June 30, 2018 from approximately 1,120 at June 30, 2017, and have increased our revenue to $165.4 million in the six months ended June 30, 2018 from $117.8 million in the six months ended June 30, 2017. Our recent growth and expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to continue to expand our overall business, customer base, headcount and operations. Continued growth increases the challenges involved in:

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

Our future results depend, in part, on our ability to continue expanding into international markets. We also have a number of distributor and reseller relationships for our offerings in international markets. Our ability to expand internationally will depend upon our ability to deliver functionality and foreign language translations that reflect the needs of the international clients that we target. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct international business through strategic alliances. If we are unable to identify strategic alliance partners or negotiate favorable alliance terms, our international growth may be harmed. In addition, we have incurred and may continue to incur significant expenses in advance of generating material revenue as we attempt to establish our presence in particular international markets.

Expanding our business internationally also requires significant attention from our management and requires additional management and other resources in these markets. Our ability to continue expanding our business, attract talented employees and enter into strategic alliances in an increasing number of international markets requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems, commercial infrastructures and technology infrastructure. If we are unable to grow our international operations in a timely manner, we may incur additional losses and our revenue growth could be harmed.

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

We sell our offerings through sales personnel in a variety of geographic regions, including North America, Asia Pacific, Europe and Latin America, and currently have operations in those same regions. We also have development teams and a number of distributor and reseller relationships for our offerings in other international markets. Conducting international operations subjects us to risks that we have not generally faced in the United States. These risks include:

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	potentially different pricing environments and longer sales cycles;

•	difficulties in managing the staffing of international operations;

•	potentially adverse tax consequences, including the complexities of foreign value-added tax systems, restrictions on the repatriation of earnings and changes in tax rates;

•	dependence on strategic alliance partners to increase client acquisition;

•	the burdens of complying with a wide variety of foreign laws and different legal standards, including laws governing data practices and privacy;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability abroad, such as the United Kingdom’s ongoing efforts to exit from the European Union and instability in Ukraine (where we have a development team);

•	laws and business practices favoring local competitors;

•	difficulties in staffing due to immigration or travel restrictions imposed by national governments;

•	terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.

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

Within the United States, various federal and state laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about employees and users. Outside of the United States, various jurisdictions actively regulate and enforce laws regarding the collection, retention, transfer and use (including loss and unauthorized access) of data and personal information. Privacy advocates and government bodies have increasingly scrutinized the ways in which companies link personal identities and data associated with particular users or devices with data collected through the internet, and we expect such scrutiny to continue to increase. In 2016, the European Commission adopted a new framework, the EU-U.S. Privacy Shield, which provides a mechanism for companies to transfer data from EU member states to the United States. This and other mechanisms may be reviewed by European courts, which may lead to uncertainty about transfers of personal data from EU member states to the United States. Also in 2016, the EU adopted a new law governing data practices and privacy called the General Data Protection Regulation (the “GDPR”), which became effective in May 2018. We have assessed the impact of the GDPR on our operations and have undertaken remedial activities to comply with the requirements, but there can be no assurance that our remedial activities will avoid or mitigate potential violations of the GDPR. Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. A report of our management is included under Item 4—“Controls and Procedures” of this

Quarterly Report on Form 10-Q. It is possible that in the process of such evaluation and testing, we may identify one or more material weaknesses. If we experience a material weakness in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and annual auditor attestation reports when such report is required at the end of the current fiscal year. Each of the foregoing results could cause stockholders to lose confidence in our reported financial information and lead to a decline in our stock price.

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

The requirements of being a public company, including the additional requirements we must comply with when we cease to be an “emerging growth company” after the end of this fiscal year, may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the exchanges and other markets upon which our common stock is listed, and other applicable securities rules and regulations.

We will remain an “emerging growth company,” as defined in the federal securities laws, through the end of this fiscal year, after which we will qualify as a “large accelerated filer,” due to at least $700 million of our equity securities being held by non-affiliates as of the end of the second quarter of this fiscal year. During this period, we are taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, and exemption from stockholder approval of any golden parachute payments not previously approved. After we are no longer an emerging growth company, we will be required to comply with these additional laws, rules and regulations.

Compliance with these laws, rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. In addition, because we will no longer be an emerging growth company after the end of this fiscal year, our independent registered public accounting firm will be required to formally audit and attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 as part of our Form 10-K for the fiscal year ended December 31, 2018. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already engaged outside consultants to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. As we continue to grow rapidly, both organically and through strategic acquisitions, we expect to enhance our disclosure controls and procedures and internal control over financial reporting, however, we cannot guarantee the adequacy of these enhancements, including integration and accounting for acquisition-related expenses.

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

Both being a public company and complying with new rules and regulations will continue to make it more expensive for us to obtain director and officer liability insurance, and in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our Audit Committee and Compensation Committee, and qualified executive officers.

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

Hortonworks, Inc.

Date: August 9, 2018	By:	/s/ Scott Davidson
Scott Davidson
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and duly authorized signatory)