Form 10-Q
period 2018-09-30
Hortonworks, Inc.
filed 2018-11-08
CIK 1610532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of Registrant’s Common Stock outstanding as of November 1, 2018 was 83,585,542.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

HORTONWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$55,322	$62,739
Short-term investments	45,977	9,773
Accounts receivable, net	78,374	112,013
Contract assets	530	—
Deferred costs	23,778	—
Prepaid expenses and other current assets	11,111	10,809

Total current assets	215,092	195,334
Property and equipment, net	12,369	16,383
Long-term investments	3,541	—
Goodwill	34,333	34,333
Intangible assets, net	1,585	2,242
Deferred costs – noncurrent	26,062	—
Other assets	3,618	1,559
Restricted cash	9	882
Total assets	$296,609	$250,733

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,275	$6,134
Accrued compensation and benefits	16,332	22,483
Accrued expenses and other current liabilities	9,130	10,948
Deferred revenue	163,077	194,901
Other contract liabilities	15,829	—

Total current liabilities	210,643	234,466
Long-term deferred revenue	86,279	80,269
Other long-term liabilities	827	1,034

Total liabilities	297,749	315,769

Commitments and contingencies (Note 4)
Stockholders’ deficit:
Preferred stock, par value of $0.0001 per share—25,000,000 shares authorized; none issued or outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, par value of $0.0001 per share—500,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 83,518,001 shares issued and 83,044,900 shares outstanding as of September 30, 2018 and 72,830,962 shares issued and 72,607,893 shares outstanding as of December 31, 2017	9	8
Additional paid-in capital	944,900	842,875
Accumulated other comprehensive loss	(1,155)	(219)
Accumulated deficit	(944,894)	(907,700)

Total stockholders’ deficit	(1,140)	(65,036)

Total liabilities and stockholders’ equity (deficit)	$296,609	$250,733

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Support subscription and professional services revenue:
Support subscription	$65,390	$53,198	$191,943	$141,088
Professional services	21,784	15,803	60,635	45,716

Total support subscription and professional services revenue	87,174	69,001	252,578	186,804
Cost of revenue:
Support subscription	9,036	8,765	26,534	22,148
Professional services	14,753	12,578	43,432	37,517

Total cost of revenue	23,789	21,343	69,966	59,665

Gross profit	63,385	47,658	182,612	127,139
Operating expenses:
Sales and marketing	50,446	48,176	153,889	148,921
Research and development	21,589	24,533	71,096	77,518
General and administrative	23,080	19,125	72,199	53,744

Total operating expenses	95,115	91,834	297,184	280,183

Loss from operations	(31,730)	(44,176)	(114,572)	(153,044)
Other income (expense), net	657	(786)	1,273	(2,134)

Loss before income tax expense	(31,073)	(44,962)	(113,299)	(155,178)
Income tax expense	501	406	1,527	1,101

Net loss	$(31,574)	$(45,368)	$(114,826)	$(156,279)

Net loss per share of common stock, basic and diluted	$(0.39)	$(0.67)	$(1.45)	$(2.41)

Weighted-average shares used in computing net loss per share of common stock, basic and diluted	81,797,566	67,920,575	79,166,112	64,747,020

See accompanying notes to the condensed consolidated financial statements

HORTONWORKS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(31,574)	$(45,368)	$(114,826)	$(156,279)
Items of other comprehensive (loss) income:
Unrealized (gain) loss on investments, net of tax of $0 for all periods presented	(5)	8	(26)	28
Foreign currency translation adjustment	(273)	152	(910)	626

Total other comprehensive (loss) income	(278)	160	(936)	654

Total comprehensive loss	$(31,852)	$(45,208)	$(115,762)	$(155,625)

See accompanying notes to the condensed consolidated financial statements.

HORTONWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(114,826)	$(156,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,388	6,524
Amortization of deferred costs	24,599	—
Amortization of premiums and discounts	(7)	263
Amortization of intangible assets	657	657
Stock-based compensation expense	82,474	79,155
Loss on early exit of lease	—	349
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(778)	1,316
Provision for losses on accounts receivable	189	102
Other	384	222
Changes in operating assets and liabilities:
Accounts receivable	32,586	4,303
Contract assets	1,920	—
Prepaid expenses and other current assets	(793)	(3,613)
Deferred costs	(22,447)	—
Other assets	(1,758)	(2,318)
Accounts payable	7	(1,350)
Accrued expenses and other current liabilities	(1,203)	(4,261)
Accrued compensation and benefits	(5,941)	(735)
Deferred revenue	12,453	40,363
Other contract liabilities	2,795	—
Other long-term liabilities	(269)	(801)

Net cash provided by (used in) operating activities	16,430	(36,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(59,079)	(1,304)
Proceeds from maturities of investments	19,315	27,565
Purchases of property and equipment	(2,596)	(4,401)

Net cash (used in) provided by investing activities	(42,360)	21,860

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	20,310	14,985
Proceeds from exercise of warrants	4,062	—
Tax withholding shares	(4,958)	(1,172)
Payments of capital lease liability	(262)	(311)
Payment of fees for line of credit	(408)	(79)

Net cash provided by financing activities	18,744	13,423

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,104)	1,341
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,290)	521
Cash, cash equivalents and restricted cash—Beginning of period	63,621	54,648

Cash, cash equivalents and restricted cash—End of period	$55,331	$55,169

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

Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include shared-based payment transactions for acquiring goods and services from nonemployees. Under the standard, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect that adoption of ASU 2018-07 will have on its condensed consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

generally straight-line basis. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-10 clarifies certain areas within ASU 2016-02.

Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. ASU 2016-02, ASU 2018-10 and ASU 2018-11 (collectively, “Topic 842”) will be effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.

The Company has assigned internal resources in addition to the engagement of third-party service providers, to assist in the evaluation process and to provide periodic updates to management and the Audit Committee. The Company is in the process of identifying the relevant population of potential lease arrangements and evaluating these arrangements in the context of Topic 842. The Company is also in the process of evaluating changes to its accounting policies, business processes, disclosures and controls to support recognition and disclosure. While the Company continues to evaluate the effect of adoption on its consolidated financial statements, it expects the adoption will result in the recognition of right of use assets and lease liabilities that were not previously recognized, which will increase total assets and liabilities on its consolidated balance sheets.

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The ASU is effective for all entities for fiscal years beginning after December 15, 2017. The Company adopted ASU 2017-09 as of January 1, 2018 and the adoption did not have an impact on its condensed consolidated financial statements as of September 30, 2018.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides guidance to decrease the diversity in practice in the classification and presentation of changes in restricted cash on the statements of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-18 as of January 1, 2018 and as a result of the adoption, the Company no longer presents the changes in restricted cash balances as a component of cash flows from investing activities, but instead includes the balances of restricted cash with cash and cash equivalents for the beginning and end of the periods presented.

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Impacts on Financial Statements

The following tables summarize the impacts of adopting Topic 606 and Subtopic 340-40 (the “new standard”) on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2018. The Company’s financial reporting under the new standard is included in the columns labeled “As Reported” in the tables below.

Select line items from the condensed consolidated balance sheet as of September 30, 2018 that reflect the adoption of the new standard are as follows:

	September 30, 2018
	As Reported	Adjustments	Balances without adoption of the new standard
	(in thousands)
ASSETS
Contract assets	$530	$(530)	$—
Deferred costs	23,778	(23,778)	—
Deferred costs - noncurrent	26,062	(26,062)	—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Deferred revenue	163,077	29,536	192,613
Other contract liabilities	15,829	(15,829)	—
Long-term deferred revenue	86,279	11,750	98,029
Other long-term liabilities	827	(34)	793
Accumulated other comprehensive loss	(1,155)	331	(824)
Accumulated deficit	(944,894)	(76,124)	(1,021,018)

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Select line items from the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 that reflect the adoption of the new standard are as follows:

	Three Months Ended September 30, 2018
	As Reported	Adjustments	Balances without adoption of the new standard
	(in thousands, except per share data)
Revenues:
Support subscription	$65,390	$861	$66,251
Professional services	21,784	(2,687)	19,097

Operating expenses:
Sales and marketing	50,446	(2,049)	48,397
Net loss	(31,574)	224	(31,350)
Net loss per share of common stock, basic and diluted	(0.39)	0.01	(0.38)

	Nine Months Ended September 30, 2018
	As Reported	Adjustments	Balances without adoption of the new standard
	(in thousands, except per share data)
Revenues:
Support subscription	$191,943	$5,636	$197,579
Professional services	60,635	(6,369)	54,266

Operating expenses:
Sales and marketing	153,889	(2,240)	151,649
Net loss	(114,826)	1,508	(113,318)
Net loss per share of common stock, basic and diluted	(1.45)	0.02	(1.43)

Select line items from the condensed consolidated statement of cash flows for the nine months ended September 30, 2018 that reflect the adoption of the new standard are as follows:

	Nine Months Ended September 30, 2018
	As Reported	Adjustments	Balances without adoption of the new standard
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(114,826)	$1,508	$(113,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred costs	24,599	(24,599)	—
Changes in operating assets and liabilities:
Contract assets	1,920	(1,920)	—
Deferred costs	(22,447)	22,447	—
Deferred revenue	12,453	5,359	17,812
Other contract liabilities	2,795	(2,795)	—
Net cash provided by operating activities	16,430	—	16,430

See Note 7—“Revenue from Contracts with Customers” in the notes to the Company’s condensed consolidated financial statements for additional information on the new standard.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2018 that are of significance or potential significance to the

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Company, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Contract Costs

Contract costs, consisting primarily of sales commissions and payroll taxes, that are incremental to obtaining a contract with a customer are capitalized and recorded as deferred costs. The Company expects to recover deferred contract costs over the period of benefit from the underlying contracts. The amortization period for recovery is consistent with the timing of transfer to the customer of services to which the capitalized costs relate. Contract costs that relate to an underlying transaction are expensed commensurate with recognition of revenue as performance obligations are satisfied. Contract costs that are incurred in excess of those relating to an underlying transaction are not considered commensurate with recognition of revenue as performance obligations are satisfied, and are amortized on a straight-line basis over the anticipated average customer life of five years. Under the guidance in effect prior to the adoption of the new standard, the Company previously expensed these costs as incurred. Contract costs were $49.8 million as of September 30, 2018. For the three and nine months ended September 30, 2018, amortization expense for the contract costs were $9.2 million and $24.6 million, respectively, and there was no impairment loss in relation to the costs capitalized. The Company does not incur direct fulfillment-related costs of a nature required to be capitalized and amortized.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

2. FAIR VALUE MEASUREMENTS

The following table summarizes the investments in available-for-sale securities (in thousands):

	September 30, 2018
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,155	$8	$(4)	$4,159
Certificates of deposit	6,500	—	—	6,500
Commercial paper	12,100	—	(4)	12,096
Corporate notes and bonds	27,037	6	(30)	27,013

Total investments in available-for-sale securities	$49,792	$14	$(38)	$49,768

	December 31, 2017
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$8,612	$4	$—	$8,616
Certificates of deposit	750	—	—	750
Commercial paper	3,498	—	(1)	3,497
Corporate notes and bonds	5,806	—	(1)	5,805

Total investments in available-for-sale securities	$18,666	$4	$(2)	$18,668

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The contractual maturities of investments in available-for-sale securities were as follows (in thousands):

	September 30, 2018		December 31, 2017
	Gross Amortized Cost	Estimated Fair Value	Gross Amortized Cost	Estimated Fair Value
Due within one year	$46,242	$46,227	$18,666	$18,668
Due after one year through five years	3,550	3,541	—	—

Total investments in available-for-sale securities	$49,792	$49,768	$18,666	$18,668

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2018
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$10,268	$—	$10,268
Certificates of deposit	—	250	250
Short-term investments:
U.S. Treasury securities	3,585	—	3,585
Certificates of deposit	—	6,250	6,250
Commercial paper	—	12,096	12,096
Corporate notes and bonds	—	24,046	24,046
Long-term investments:
U.S. Treasury securities	574	—	574
Certificates of deposit	—	—	—
Corporate notes and bonds	—	2,967	2,967

Total financial assets	$14,427	$45,609	$60,036

	December 31, 2017
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$25,947	$—	$25,947
U.S. Treasury bills	3,599	—	3,599
Commercial paper	—	3,497	3,497
Corporate notes and bonds	—	1,799	1,799
Short-term investments:
U.S. Treasury bills	5,017	—	5,017
Certificates of deposit	—	750	750
Corporate notes and bonds	—	4,006	4,006

Total financial assets	$34,563	$10,052	$44,615

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. During the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company did not make any transfers between Level 1 or Level 2 investments. As of September 30, 2018 and December 31, 2017, the Company did not have any Level 3 financial assets or liabilities.

Gross unrealized gains and losses were not material as of September 30, 2018 and December 31, 2017. Realized gains and losses were not material for both the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018 and December 31, 2017, there were no securities that were in an unrealized loss position for more than 12 months.

3. INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$4,395	$(2,810)	$1,585

Intangible assets, net	$4,395	$(2,810)	$1,585

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$4,395	$(2,153)	$2,242

Intangible assets, net	$4,395	$(2,153)	$2,242

The amortizable intangible assets have a useful life of five years. For both the three months ended September 30, 2018 and 2017, the Company recognized amortization expense for intangible assets of $0.2 million and for both the nine months ended September 30, 2018 and 2017, the Company recognized amortization expense for intangible assets of $0.7 million in operating expenses. Based on the net carrying amount of intangibles subject to amortization, the estimated amortization expense for the remaining three months of 2018 and each of the succeeding 12-month periods ending December 31, 2019 and 2020 is $0.2 million, $0.9 million and $0.5 million, respectively.

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2018, future minimum lease commitments under non-cancelable leases are as follows (in thousands):

Leases
Three months ending December 31, 2018	$1,170
Years ending December 31, 2019	5,857
2020	5,873
2021	5,382
2022	4,762
Thereafter	17,889

Gross lease payments	40,933
Less: Non-cancelable subtenant receipts	(391)

Net lease payments	$40,542

Rent expense incurred under operating leases was $2.3 million and $2.5 million for the three months ended September 30, 2018 and 2017, respectively, and $6.7 million and $7.3 million for the nine months ended September 30, 2018 and 2017, respectively.

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

As of September 30, 2018, the Company had no borrowings outstanding under the Amended and Restated Credit Agreement and was in compliance with all financial covenants.

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

2011 Stock Option and Grant Plan

In December 2014, in connection with the closing of the Company’s IPO, the Hortonworks, Inc. 2011 Stock Option and Grant Plan, as amended (the “2011 Plan”), was terminated as to future grants and shares authorized for issuance under the 2011 Plan were canceled (except for those shares reserved for issuance upon exercise of outstanding stock options). As of September 30, 2018, options to purchase 2,907,071 shares of common stock were outstanding under the 2011 Plan pursuant to their original terms and no shares were available for future grant.

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

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2018, options to purchase shares of stock, restricted stock units (“RSUs”) and PSUs covering an aggregate of 9,731,054 shares of common stock were outstanding under the Amended 2014 Plan.

On January 1, 2018, the shares reserved for issuance under the Amended 2014 Plan was increased by 3,637,815 shares. As of September 30, 2018, there were 26,293,667 shares reserved for issuance under the Amended 2014 Plan, of which 555,813 shares remained available for issuance.

2014 Employee Stock Purchase Plan

The Company’s ESPP was adopted and approved by the Company’s Board of Directors in September 2014, was adopted and approved by the Company’s stockholders in November 2014, and was amended in August 2015 to allow employees of certain of the Company’s non-U.S. subsidiaries to participate in the ESPP. The ESPP initially reserved and authorized the issuance of up to a total of 2,500,000 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2015, by the lesser of (i) 1,000,000 shares of common stock, (ii) one percent of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or (iii) such lesser number of shares as determined by the ESPP administrator. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. On January 1, 2018, the shares reserved for issuance under the ESPP was increased by 727,563 shares. As of September 30, 2018, there were 4,734,330 shares reserved for issuance under the ESPP, of which 1,909,668 remained available for purchase.

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

As of September 30, 2018, there was $3.1 million of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.60 years.

Stock Options

A summary of information related to stock options for the nine months ended September 30, 2018 is presented below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding—December 31, 2017	4,490,445	$11.08	6.14	$41,525
Granted	—	—
Exercised	(1,043,938)	9.20
Canceled/forfeited	(121,151)	19.15

Outstanding—September 30, 2018	3,325,356	11.37	5.49	$38,198

Exercisable—September 30, 2018	3,280,006	$11.22	5.47	$38,131

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised for the three and nine months ended September 30, 2018 was $5.4 million and $11.9 million, respectively. The aggregate intrinsic value of options exercised for the three and nine months ended September 30, 2017 was $7.4 million and $12.8 million, respectively.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2018, there was $0.4 million of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over a weighted-average period of 0.46 years.

Restricted Stock

A summary of information related to restricted stock for the nine months ended September 30, 2018 is presented below:

	Number of Shares Issued Outside the Stock Plans	Weighted-Average Grant Date Fair Value Per Share (*)
Unvested balance—December 31, 2017	137,919	$23.76
Granted	—	—
Vested	(137,919)	23.76
Canceled/forfeited	—	—

Unvested balance—September 30, 2018	—	$—

(*)

The weighted-average grant date fair value per share relates to 1,424,946 shares of restricted stock paid as part of the acquisition of Onyara, Inc. The remaining 137,919 shares were vested as of September 30, 2018.

No restricted stock was granted during the three or nine months ended September 30, 2018. The fair value of the restricted stock vested during both the three and nine months ended September 30, 2018 was $3.1 million and the fair value of the restricted stock vested during the three and nine months ended September 30, 2017 was $2.3 million.

As of September 30, 2018, there was no unrecognized stock-based compensation expense related to restricted stock.

Restricted Stock Units

A summary of information related to RSUs for the nine months ended September 30, 2018 is presented below:

	Number of Shares Issued Under Stock Plans	Weighted-Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2017	9,579,841	$13.10
Granted	5,037,789	19.75
Vested	(4,932,258)	13.65
Canceled/forfeited	(1,087,314)	13.83

Unvested balance—September 30, 2018	8,598,058	$16.59

The fair value of the RSUs that vested during the three and nine months ended September 30, 2018 was $31.8 million and $93.8 million, respectively. The fair value of the RSUs that vested during the three and nine months ended September 30, 2017 was $24.1 million and $68.0 million, respectively.

As of September 30, 2018, there was $122.9 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 1.52 years.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Performance-Based Restricted Stock Units

A summary of information related to PSUs for the nine months ended September 30, 2018 is presented below:

	Number of Shares Issued Under Stock Plans	Weighted-Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2017	839,857	$14.58
Granted	—	—
Vested	(84,818)	19.19
Canceled/forfeited	(40,328)	21.57

Unvested balance—September 30, 2018	714,711	$13.39

The fair value of the PSUs that vested during the three and nine months ended September 30, 2018 was $0.4 million and $1.7 million, respectively. The fair value of PSUs vested during the three and for the nine months ended September 30, 2017 was $0.6 million and $1.9 million, respectively.

As of September 30, 2018, there was no unrecognized stock-based compensation expense related to PSUs.

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

All shares of restricted stock and early exercised options have vested and there were no repurchase liabilities as of September 30, 2018. The number of shares of restricted stock and early exercised options to purchase common stock outstanding subject to the Company’s right of repurchase as of December 31, 2017 was 10,500, which had repurchase prices ranging from $8.46 to $14.22 per share. The liability for shares subject to repurchase as of December 31, 2017 was immaterial.

Stock-Based Compensation Expense

Total stock-based compensation expense, including stock-based compensation expense to non-employees, by category was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$2,500	$2,090	$7,476	$5,489
Sales and marketing	7,736	10,011	22,735	26,606
Research and development	6,042	9,463	23,331	30,401
General and administrative	8,466	6,969	28,932	16,659

Total stock-based compensation expense	$24,744	$28,533	$82,474	$79,155

Warrants

In July 2011, the Company issued a warrant to purchase 6,500,000 shares of Series A preferred stock at an exercise price of $0.005 per share. The warrant was issued to Yahoo! Inc. (“Yahoo!”) in connection with the Company’s Series A financing and the transactions

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

7. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table reflects the Company’s contract assets and contract liabilities (in thousands):

	September 30, 2018	January 1, 2018
Accounts receivable, net	$78,374	$112,073

Contract assets	$530	$2,457

Short-term deferred revenue	$163,077	$162,299
Other contract liabilities	15,829	13,071
Long-term deferred revenue	86,279	77,138

Total contract liabilities	$265,185	$252,508

Impairment losses recognized on the Company’s accounts receivable were nil and $0.2 million for three and nine months ended September 30, 2018, respectively. No impairment loss was recognized on the Company’s contract assets during the three and nine months ended September 30, 2018.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

	Contract Assets	Contract Liabilities
January 1, 2018	$2,457	$252,508
Amount transferred to receivables from contract assets	(2,457)	—
Contract asset additions	2,302	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(58,907)
Increases due to invoicing prior to satisfaction of performance obligations	—	55,933

March 31, 2018	2,302	249,534
Amount transferred to receivables from contract assets	(2,263)	—
Contract asset additions	265	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(62,691)
Increases due to invoicing prior to satisfaction of performance obligations	—	72,279

June 30, 2018	$304	$259,122
Amount transferred to receivables from contract assets	(263)	—
Contract asset additions	489	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(61,639)
Increases due to invoicing prior to satisfaction of performance obligations	—	67,702

September 30, 2018	$530	$265,185

Performance Obligations

During the three months ended September 30, 2018, there was no net revenue recognized from the Company’s performance obligations that was satisfied in previous periods. During the nine months ended September 30, 2018, net revenue recognized from the Company’s performance obligations satisfied in previous periods was immaterial and was primarily related to contract modifications.

As of September 30, 2018, approximately $350.5 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $234.4 million over the next 12 months and approximately $116.1 million thereafter.

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

8. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less restricted common stock and common stock issued that is subject to repurchase, and excludes any dilutive effects of share-based awards. Diluted net loss per share of common stock is computed giving effect to all potential dilutive shares of common stock. As the Company had net losses for the three and nine months ended September 30, 2018 and 2017, all potential shares of common stock were determined to be anti-dilutive.

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(31,574)	$(45,368)	$(114,826)	$(156,279)

Weighted-average shares used in computing net loss per share of common stock	81,797,566	67,920,575	79,166,112	64,747,020

Net loss per share, basic and diluted	$(0.39)	$(0.67)	$(1.45)	$(2.41)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented since including them would have been anti-dilutive:

	Nine Months Ended September 30,
	2018	2017
Outstanding stock options	3,325,356	5,345,379
Unvested restricted stock	—	137,919
Unvested RSUs	8,598,058	11,790,527
Unvested PSUs	714,711	858,699
Estimated ESPP shares to be issued	52,035	68,212
Common stock subject to repurchase	—	15,553
Common stock warrants	—	3,250,000
Exercise and conversion of common stock warrants	—	476,368

Total	12,690,160	21,942,657

9. INCOME TAXES

The effective tax rate for the three months ended September 30, 2018 was (1.6) percent compared to (0.9) percent for the same period of 2017. The effective tax rate for the nine months ended September 30, 2018 was (1.3) percent compared to (0.7) percent for the same period of 2017. The income tax expense for the three and nine months ended September 30, 2018 and 2017 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences and full valuation allowance against net deferred tax assets.

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

On July 24, 2018, the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit Court of Appeals”) overturned the U.S. Tax Court’s unanimous 2015 decision in Altera v. Commissioner, holding that the Internal Revenue Service (“IRS”) did not violate the rulemaking procedures required by the Administrative Procedures Act. In Altera v. Commissioner, the taxpayer challenged IRS regulations that required participants in qualified cost sharing arrangements to share stock-based compensation costs. The U.S. Tax Court had invalidated those regulations, in part because the Treasury Department (“Treasury”) failed to adequately consider significant taxpayer

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

comments when adopting them. The Ninth Circuit Court of Appeals decision reverses the U.S. Tax Court’s decision on this issue, holding that the Treasury’s rule was not arbitrary and capricious because Treasury provided a sufficient basis for its decision making. On August 7, 2018, the July 24, 2018 decision was withdrawn. On October 16, 2018, a rehearing was held, however, no decision has been made by the court. As of September 30, 2018, there has been no further updates to this case or the Company’s position.

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

The following table disaggregates the Company’s revenue by customer domicile (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018(*)	2017	2018(*)	2017
United States	$58,348	$48,830	$170,924	$135,049
Rest of world	28,826	20,171	81,654	51,755

Total revenue	$87,174	$69,001	$252,578	$186,804

(*)

As noted in Note 1—“Description of Business and Summary of Significant Accounting Policies,” the Company adopted the new standard as of January 1, 2018 using the modified retrospective approach. As a result of adopting ASU 2014-09 (Topic 606) and its corresponding ASUs, accumulated deficit decreased by $25.1 million as of January 1, 2018. Accordingly, the revenues reported for the three and nine months ended September 30, 2018 reflect the new standard, while the revenues reported for the three and nine months ended September 30, 2017 do not. The impact of the new standard on total revenues was $1.8 million and $0.7 million for the three and nine months ended September 30, 2018, respectively.

Tangible Long-Lived Assets

The following table summarizes the Company’s tangible long-lived assets by country (in thousands):

	September 30, 2018	December 31, 2017
United States	$6,746	$10,671
Ireland	1,977	2,120
India	2,175	2,578
Rest of world	1,471	1,014

Total property and equipment, net	$12,369	$16,383

11. SUBSEQUENT EVENT

On October 3, 2018, the Company announced that it entered into an Agreement and Plan of Merger and Reorganization by and among the Company, Cloudera, Inc. (“Cloudera”) and Surf Merger Corporation, a wholly-owned subsidiary of Cloudera (“Merger Agreement”) for a proposed “merger of equals” transaction, pursuant to which and subject to the conditions in the Merger Agreement, the Surf Merger Corporation will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Cloudera. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.0001 per share, of the Company (“Hortonworks Common Stock”) issued and outstanding immediately prior to the Effective Time (other than the shares that are owned by Hortonworks,

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Cloudera or Surf Merger Corporation) will be converted into the right to receive 1.305 (the “Exchange Ratio”) newly issued shares of common stock (the “Cloudera Common Stock”), par value $0.00005 per share, of Cloudera (the “Hortonworks Common Stock Merger Consideration”). No fractional shares of Cloudera Common Stock will be issued in the Merger, and Hortonworks stockholders will receive cash in lieu of fractional shares as part of the Hortonworks Common Stock Merger Consideration, as specified in the Merger Agreement. Shares of Cloudera Common Stock will be listed on the New York Stock Exchange (“NYSE”). The Exchange Ratio is expected to result in Hortonworks common stockholders owning approximately 40 percent of the outstanding shares of Cloudera Common Stock (calculated on a fully diluted basis) immediately following the Effective Time.

The consummation of the Merger is subject to customary closing conditions, including (i) the absence of any adverse law or order promulgated, entered, enforced, enacted or issued by any governmental entity that prohibits, restrains or makes illegal the consummation of the Merger, (ii) the SEC having declared effective the Form S-4 Registration Statement of Cloudera which will contain the joint proxy statement/prospectus of the parties in connection with the Merger, (iii) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of Hortonworks Common Stock entitled to vote thereon, (iv) the approval of the issuance of shares of Cloudera Common Stock pursuant to the Merger Agreement by the affirmative vote of a majority of votes present or represented by proxy at Cloudera’s stockholder meeting in connection with the Merger, (v) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (vi) the authorization for listing on the NYSE, subject to official notice of issuance, of the shares of Cloudera Common Stock to be issued in the Merger and the shares of Cloudera Common Stock to be issued upon the exercise or settlement, as applicable, of the options and restricted stock units assumed by Cloudera pursuant to the Merger Agreement, (vii) the receipt of certain opinions from legal counsel regarding the intended tax treatment of the Merger, (viii) subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of Cloudera and Hortonworks contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement, and (ix) the absence of a material adverse effect with respect to each of Cloudera and Hortonworks. The parties expect the Merger will be completed in the first quarter of calendar year 2019.

Simultaneously with the execution and delivery of the Merger Agreement, each of the officers and directors of Cloudera, in their respective capacities as stockholders of Cloudera (together with certain of their respective affiliates), have entered into support agreements with Hortonworks (the “Cloudera Support Agreements”), pursuant to which such individuals have agreed, among other things, to vote their respective shares of Cloudera Common Stock in favor of the approval of the issuance of shares of Cloudera Common Stock pursuant to the Merger Agreement, against any alternative proposal and against any action or agreement that would reasonably be expected to impede, interfere with, postpone, prevent or delay the consummation of, the transactions contemplated by the Merger Agreement. The persons signed the Cloudera Support Agreements currently beneficially own an aggregate of approximately 19 percent of the outstanding Cloudera Common Stock.

Simultaneously with the execution and delivery of the Merger Agreement, each of the directors and executive officers of Hortonworks, in their respective capacities as stockholders of Hortonworks (together with certain of their respective affiliates), have entered into support agreements with Cloudera (the “Hortonworks Support Agreements”), pursuant to which such individuals have agreed, among other things, to vote their respective shares of Hortonworks Common Stock in favor of the adoption of the Merger Agreement, against any alternative proposal and against any action of agreement that would reasonably be expected to impede, interfere with, postpone, prevent or delay the consummation of, the transactions contemplated by the Merger Agreement. The persons signing the Hortonworks Support Agreements currently beneficially own an aggregate of 14 percent of the outstanding Hortonworks Common Stock.

The Merger Agreement contains representations and warranties and covenants customary for a transaction of this nature. Neither Cloudera nor the Company is permitted to solicit, initiate, induce or knowingly encourage or facilitate, any alternative transaction proposals from third parties or to engage in discussions or negotiations with third parties regarding any alternative transaction proposals. Notwithstanding this limitation, prior to a party’s stockholders approving the transaction, such party may under certain circumstances provide information to and participate in discussions or negotiations with third parties with respect to an alternative transaction proposal that its board of directors has determined in good faith constitutes or is reasonably likely to lead to a superior proposal. Each party’s board of directors may change its recommendation to its stockholders (subject to the other party’s right to terminate the Merger Agreement following such change in recommendation) in response to a superior proposal or an intervening event if the board of directors determines in good faith that the failure to take such action would reasonably be expected to be inconsistent with the directors’ fiduciary duties under the General Corporation Law of the State of Delaware. Upon termination of the Merger Agreement under certain specified circumstances, Cloudera or Hortonworks may be required to pay the other party a termination fee of $95.0 million or $65.0 million, respectively. In addition, if the Merger Agreement is terminated by Cloudera or Hortonworks as a result of the other party’s failure to obtain stockholder approval, then the non-terminating party may be required to reimburse the terminating

HORTONWORKS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

party for its documented out-of-pocket expenses, up to a maximum amount of $20.0 million (if the Merger Agreement is terminated as a result of a failure of Hortonworks to obtain stockholder approval) or $30.0 million (if the Merger Agreement is terminated as a result of a failure of Cloudera to obtain stockholder approval).

In connection with the proposed Merger, on November 5, 2018 Cloudera filed a registration statement on Form S-4 with the SEC, which includes a preliminary prospectus for the issuance of shares of Cloudera common stock in the Merger, a preliminary proxy statement of Cloudera for use in connection with the solicitation of proxies for the Cloudera stockholder meeting, and a preliminary proxy statement of Hortonworks for use in connection with the solicitation of proxies for the Hortonworks stockholder meeting (the “joint proxy statement/prospectus”). When final, a definitive copy of the joint proxy statement/prospectus will be sent to Cloudera and Hortonworks stockholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission. This discussion contains statements that are not historical in nature, are predictive, that depend upon or refer to future events or conditions or contain forward-looking statements, including statements relating to our anticipated merger with Cloudera, Inc. Such statements are based upon current expectations that involve risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Various factors could cause or contribute to such a difference, including, but not limited to, those identified below and discussed in Item 1A—“Risk Factors” and in other parts of this quarterly report.

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

On October 3, 2018, we announced that we had entered into an Agreement and Plan of Merger and Reorganization with Cloudera, Inc. (“Cloudera”) for a proposed “merger of equals” transaction (the “Merger”). Under the terms of the agreement, each Hortonworks share will be converted into the right to receive 1.305 Cloudera shares, resulting in Cloudera stockholders owning approximately 60 percent of the equity of the combined company and Hortonworks shareholders owning approximately 40 percent. The transaction is subject to Hortonworks and Cloudera stockholder approval, United States (“U.S.”) antitrust clearance, and other customary closing conditions, and is expected to close during the first quarter of calendar year 2019. For more information, see Note 11—“Subsequent Events” in the notes to our condensed consolidated financial statements.

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

As we grow our business, our longer-term strategy is to expand our partner network and leverage our partners to deliver a larger proportion of professional services to our customers on our behalf. This strategy is expected to result in an increase in upfront costs in order to establish and further cultivate such strategic partnerships, but we expect that it will increase gross margins in the long term as the percentage of our revenue derived from professional services, which has a lower gross margin than our support subscriptions, decreases. In addition, we expect that sales through partners will continue to grow as a proportion of our revenue for the foreseeable future

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

In addition, because we have not established vendor-specific objective evidence of fair value (“VSOE”) for our support subscription and professional services offerings, the results of operations as presented under generally accepted accounting principles (“GAAP”) in the U.S. through the end of year 2017 may have reflected period-to-period fluctuations that did not correlate with our underlying support subscription and professional services business performance. Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which may reduce such fluctuations. The adoption of this standard may also cause variability in period-to-period comparisons of our financial statements when comparing periods prior to and after adoption of the standard. See Note 1—“Description of Business and Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements for more information.

We have achieved significant growth in recent periods. Our revenue for the three months ended September 30, 2018 and 2017 was $87.2 million and $69.0 million, respectively, and our revenue for the nine months ended September 30, 2018 and 2017 was $252.6 million and $186.8 million, respectively. We incurred net losses for the three months ended September 30, 2018 and 2017 of $31.6 million and $45.4 million, respectively, and net losses for the nine months ended September 30, 2018 and 2017 of $114.8 million and $156.3 million, respectively. We had operating cash flow of $16.4 million for the nine months ended September 30, 2018 compared to negative operating cash flow of $36.1 million in the nine months ended September 30, 2017.

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

As of September 30, 2018, there were 15 cohort classes for which we had cohort expansion data over an eight-quarter period. The cohort expansion multiple for this set of cohort classes, as of September 30, 2018, was 4.9.

Total Support Subscription Customers. We believe total support subscription customers is a key indicator of our market penetration, growth and future revenue. In order to grow our customer base, we have aggressively invested in and intend to continue to invest in our direct sales team, as well as to pursue additional partnerships within our indirect sales channel. We generally define a support subscription customer as an entity with an active support subscription as of the measurement date. In situations where there are multiple contracts with multiple subsidiaries or divisions, universities or governmental organizations of a single entity, the entity is counted once. Our total support subscription customer count was approximately 1,500 and 1,300 as of September 30, 2018 and 2017, respectively.

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented in dollars and as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018(*)	2017	2018(*)	2017
	(in thousands)
Support subscription and professional services revenue:
Support subscription	$65,390	$53,198	$191,943	$141,088
Professional services	21,784	15,803	60,635	45,716

Total support subscription and professional services revenue	87,174	69,001	252,578	186,804
Cost of revenue:
Support subscription	9,036	8,765	26,534	22,148
Professional services	14,753	12,578	43,432	37,517

Total cost of revenue	23,789	21,343	69,966	59,665

Gross profit	63,385	47,658	182,612	127,139
Operating expenses:
Sales and marketing	50,446	48,176	153,889	148,921
Research and development	21,589	24,533	71,096	77,518
General and administrative	23,080	19,125	72,199	53,744

Total operating expenses	95,115	91,834	297,184	280,183

Loss from operations	(31,730)	(44,176)	(114,572)	(153,044)
Other income (expense), net	657	(786)	1,273	(2,134)

Loss before income tax expense	(31,073)	(44,962)	(113,299)	(155,178)
Income tax expense	501	406	1,527	1,101

Net loss	$(31,574)	$(45,368)	$(114,826)	$(156,279)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018(*)	2017	2018(*)	2017
	(as a percentage of revenue)
Support subscription and professional services revenue:
Support subscription	75%	77%	76%	76%
Professional services	25	23	24	24

Total support subscription and professional services revenue	100	100	100	100
Cost of revenue:
Support subscription	10	13	11	12
Professional services	17	18	17	20

Total cost of revenue	27	31	28	32

Gross profit	73	69	72	68
Operating expenses:
Sales and marketing	58	70	61	80
Research and development	25	36	28	41
General and administrative	26	27	29	29

Total operating expenses	109	133	118	150

Loss from operations	(36)	(64)	(46)	(82)
Other income (expense), net	1	(1)	1	(1)

Loss before income tax expense	(35)	(65)	(45)	(83)
Income tax expense	1	1	—	1

Net loss	(36)%	(66)%	(45)%	(84)%

(*)

As noted in Note 1—“Description of Business and Summary of Significant Accounting Policies,” the Company adopted the new standard as of January 1, 2018 using the modified retrospective approach. As a result of adopting ASU 2014-09 (Topic 606) and its corresponding ASUs, accumulated deficit decreased by $25.1 million and as a result of adopting ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers (“ASC 340-40”) accumulated deficit decreased by $52.5 million as of January 1, 2018. Accordingly, the revenues reported for the three and nine months ended September 30, 2018 reflect the new standard, while the revenues reported for the three and nine months ended September 30, 2017 do not. The impact of the new standard on total revenues was $1.8 million and $0.7 million for the three and nine months ended September 30, 2018, respectively.

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Support subscription and professional services revenue:
Support subscription	$65,390	$53,198	23%	$191,943	$141,088	36%
Professional services	21,784	15,803	38%	60,635	45,716	33%

Total support subscription and professional services revenue	$87,174	$69,001	26%	$252,578	$186,804	35%

Support subscription revenue for the three and nine months ended September 30, 2018 increased $12.2 million and $50.9 million, respectively, compared to the same periods in 2017. The increase was primarily due the sales of additional support subscriptions to our existing customers as well as growth in our support subscription customer base.

Professional services revenue for the three and nine months ended September 30, 2018 increased $6.0 million and $14.9 million, respectively, compared to the same periods in 2017. The increase was primarily due to the growth in our support subscription customer base.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Cost of revenue:
Cost of support subscription	$9,036	$8,765	3%	$26,534	$22,148	20%
Cost of professional services	14,753	12,578	17%	43,432	37,517	16%

Total cost of revenue	$23,789	$21,343	11%	$69,966	$59,665	17%

Percentage of revenue	27%	31%		28%	32%

Cost of support subscription revenue increased $0.3 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Cost of support subscription revenue increased $4.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily attributable to a $4.0 million increase in personnel-related expenses as a result of an increase in headcount to support new customer growth.

Cost of professional services revenue increased $2.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was primarily attributable to a $1.9 million increase in personnel-related expenses as a result of an increase in headcount. Cost of professional services revenue increased $5.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily attributable to an increase in personnel-related expenses of $5.2 million, which included $1.9 million of stock-based compensation expense as a result of an increase in headcount.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Sales and marketing	$50,446	$48,176	5%	$153,889	$148,921	3%

Percentage of revenue	58%	70%		61%	80%

Sales and marketing expenses increased $2.3 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was primarily attributable to accounting under ASC 340-40 which was adopted in January 2018. The Company recognized $2.1 million in commission expense that would not have been recognized prior to the adoption of ASC 340-40. The increase was also due to a $1.7 million increase in travel, marketing related and equipment and software expenses. These increases were partially offset by a $2.3 million decrease in stock-based compensation expense, primarily related to a decrease in expense for restricted stock units (“RSUs”) granted to existing employees. Sales and marketing expenses increased $5.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily attributable to an increase in marketing programs expense of $3.3 million, which included expenses related to hosting the two Dataworks Summits in the second quarter and other marketing-related expenses such as roadshows, webinars and targeted campaigns and a $2.2 million increase in commission expense as a result of the adoption of ASC 340-40. The increase was also related to an increase in travel as well as equipment and software expenses of $2.7 million. These increases were partially offset by a decrease in stock-based compensation expense of $3.9 million, primarily related to a decrease in expense for RSUs granted to existing employees and a decrease in expense for performance-based restricted stock units (“PSUs”) due to cancellations.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Research and development	$21,589	$24,533	(12)%	$71,096	$77,518	(8)%

Percentage of revenue	25%	36%		28%	41%

Research and development expenses decreased $2.9 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease was primarily attributable to a decrease in personnel-related expenses of $3.0 million, which included $3.4 million of stock-based compensation expense, primarily related to a decrease in expense for RSUs granted to existing employees. Research and development expenses decreased $6.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease was primarily attributable to a decrease in personnel-related expenses of $7.3 million, which included $7.1 million of stock-based compensation expense, primarily related to a decrease in expense for RSUs granted to existing employees. The decrease was offset by an increase in travel as well as equipment and software expenses of $1.1 million.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
General and administrative	$23,080	$19,125	21%	$72,199	$53,744	34%

Percentage of revenue	26%	27%		29%	29%

General and administrative expenses increased $4.0 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was primarily attributable to an increase in personnel-related expenses of $2.1 million, which included $1.5 million of stock-based compensation expense, primarily related to expense for PSUs granted to existing employees. The increase was also primarily attributable to an increase in outside services of $1.9 million due to an increase in legal fees related to the proposed merger with Cloudera.

General and administrative expenses increased $18.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily attributable to an increase personnel-related expenses of $14.2 million, which included $12.3 million of stock-based compensation expense, primarily related to expense for RSUs and PSUs granted to existing employees. The increase was also attributable to an increase in outside services of $4.1 million primarily related to the implementation efforts of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers as well as an increase in legal fees related to the proposed merger with Cloudera.

Liquidity and Capital Resources

As September 30, 2018, our principal sources of liquidity were cash and cash equivalents and investments totaling $104.8 million, compared to $72.5 million at December 31, 2017, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and certificates of deposit. Our short-term investments are comprised primarily of U.S. Treasury securities, certificates of deposit, commercial paper and corporate notes and bonds and our long-term investments are comprised of U.S Treasury securities and corporate notes and bonds. The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash provided by (used in) operating activities	$16,430	$(36,103)
Cash (used in) provided by investing activities	(42,360)	21,860
Cash provided by financing activities	18,744	13,423

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

After our net loss of $114.8 million was adjusted to exclude non-cash items, operating activities provided $16.4 million of cash during the nine months ended September 30, 2018. During the nine months ended September 30, 2018, significant non-cash items included stock-based compensation expense of $82.5 million and depreciation and amortization expense of $31.6 million. Changes in our operating assets and liabilities resulted in net cash generated of $17.4 million. Cash was generated within our operating assets and liabilities during the nine months ended September 30, 2018 from (i) a decrease in accounts receivable of $32.6 million due to the timing of customer collections, (ii) a net increase of $15.2 million in deferred revenue and other contract liabilities and (iii) a decrease in contract assets of $1.9 million. Offsetting these cash generating items within operating assets and liabilities during the nine months ended September 30, 2018 were (i) an increase in deferred costs of $22.4 million, (ii) a decrease in accrued compensation and benefits of $5.9 million and (iii) a $1.2 million decrease in accrued expenses and other current liabilities.

After our net loss of $156.3 million was adjusted to exclude non-cash items, operating activities used $36.1 million of cash during the nine months ended September 30, 2017. During the nine months ended September 30, 2017, significant non-cash items included stock-based compensation expense of $79.2 million and depreciation and amortization expense of $7.4 million. Changes in our operating assets and liabilities resulted in net cash generated of $31.6 million. Cash was generated within our operating assets and liabilities during the nine months ended September 30, 2017 from (i) an increase of $40.4 million in deferred revenue as a result of growth in our support subscription customer base, coupled with our ratable revenue recognition of multiple-element arrangement professional services revenue due to our lack of VSOE for support subscriptions and professional services offerings and (ii) a decrease in accounts receivable of $4.3 million due to the timing of customer collections. Offsetting these cash generating items within operating assets and liabilities during the nine months ended September 30, 2017 were (i) a decrease in accrued expenses and other current liabilities of $4.3 million, (ii) an increase in prepaid expenses and other current assets of $3.6 million, (iii) an increase in other assets of $2.3 million and (iv) a decrease in accounts payable of $1.4 million due to the timing of vendor payments.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2018 was $42.4 million. The outflows of cash associated with investing activities during the nine months ended September 30, 2018 were related to purchases of investments and property and equipment of $59.1 million and $2.6 million, respectively, which were offset by maturity of investments of $19.3 million.

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

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018 was $18.7 million, and was primarily related to the proceeds related to the issuance of common stock and the exercise of warrants of $20.3 million and $4.1 million, respectively.

These proceeds were partially offset by $5.0 million of payments to satisfy the tax liabilities of employees upon vesting of equity awards.

Cash provided by financing activities for the nine months ended September 30, 2017 was $13.4 million, and was primarily related to the proceeds related to the issuance of common stock of $15.0 million which was partially offset by $1.2 million of payments to satisfy the tax liabilities of employees upon vesting of equity awards.

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

As of September 30, 2018, we had no borrowings outstanding under our Amended and Restated Credit Facility and we were in compliance with all financial covenants, which included maintaining a minimum trailing 12-month non-GAAP operating profit and a minimum adjusted quick ratio.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2018:

	Payments Due by Period
Contractual Obligations (1):	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in thousands)
Operating leases(2)	$1,170	$11,730	$10,144	$17,889	$40,933
Capital lease obligations	90	—	—	—	90

Total contractual obligations	$1,260	$11,730	$10,144	$17,889	$41,023

(1)

Due to the uncertainty as to the timing of payments related to our liabilities for unrecognized tax benefits, we have excluded estimated obligations related to uncertain tax benefits from the table above. As of September 30, 2018, we do not have a liability for uncertain tax benefits.

(2)

Operating leases consist of total future minimum rent payments under non-cancelable operating lease agreements. Minimum payments have not been reduced by minimum sublease rentals of $0.4 million due in the future under non-cancelable subleases.

Off-Balance Sheet Arrangements

Through September 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Risk

Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and investments totaling $104.8 million as of September 30, 2018 and $72.5 million as of December 31, 2017. Cash and cash equivalents are comprised primarily of cash deposits, money market funds, U.S. Treasury securities, certificate of deposit, commercial paper and corporate notes and bonds. Our short-term investments are primarily comprised of U.S. Treasury securities, certificates of deposit, commercial paper and corporate notes and bonds. Our long-term investments are primarily comprised of U.S. Treasury securities, certificate of deposit and corporate notes and bonds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Due to the predominantly short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

The interest rate under our revolving credit facility is variable; accordingly, interest expense for periods in which amounts are outstanding under the revolving credit facility could be adversely affected by increases in interest rates. As of September 30, 2018, we had no outstanding balance under our revolving credit facility. For additional description of our revolving credit facility, refer to Note 5—“Debt” in the notes to our condensed consolidated financial statements.

Foreign Currency Risk

Since we conduct a portion of our business using foreign currencies, primarily the Euro, British Pound Sterling and Canadian Dollars, we are exposed to foreign currency risk. To the extent our entities hold monetary assets or liabilities, earn revenues or incur costs in currencies other than the functional currency, they are exposed to foreign exchange gains or losses that impact our net loss. Holding all other currency values constant, the effect of a hypothetical 10 percent change in the U.S. dollar could impact our financial results by approximately $4.1 million. In addition, as we maintain foreign subsidiaries that use local currency as their functional currency, we are also subject to foreign currency translation risk.

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

Changes in Internal Control

There has not been any change in our internal control over financial reporting that occurred during the three months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of evaluating the impact of the new lease accounting standard on its accounting policies, processes and controls.

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

Risks Related to the Merger

Our stockholders will receive a fixed ratio of 1.305 shares of Cloudera Common Stock for each share of Hortonworks Common Stock regardless of any changes in market value of Hortonworks Common Stock or Cloudera Common Stock before the completion of the merger.

At the effective time of the Merger, each share of Hortonworks Common Stock will be converted into the right to receive 1.305 shares of Cloudera Common Stock. There will be no adjustment to the exchange ratio (except for adjustments to reflect the effect of any stock split, reverse stock split, stock dividend, reorganization, recapitalization, reclassification or other like change with respect to Cloudera Common Stock or Hortonworks Common Stock), and the parties do not have a right to terminate the Merger Agreement based upon changes in the market price of either Cloudera Common Stock or Hortonworks Common Stock. Accordingly, the dollar value of Cloudera Common Stock that Hortonworks stockholders will receive upon completion of the Merger will depend upon the market value of Cloudera Common Stock at the time of completion of the Merger, which may be different from, and lower or higher than, the closing price of Cloudera Common Stock on the last full trading day preceding the public announcement on October 3, 2018, that Hortonworks and Cloudera entered into the Merger Agreement, the last full trading day prior to the date that the joint proxy statement/prospectus is filed with the SEC or the last full trading day prior to the date of the stockholder meetings. Moreover, completion of the Merger may occur some time after the requisite stockholder approvals have been obtained. The market value of Hortonworks Common Stock has varied since Hortonworks entered into the Merger Agreement and will continue to vary in the future due to changes in the business, operations or prospects Hortonworks, market assessments of the Merger, regulatory considerations, market and economic considerations, and other factors both within and beyond the control of Hortonworks.

Failure to successfully integrate the businesses of Hortonworks and Cloudera in the expected time-frame may adversely affect the combined company’s future results.

Hortonworks and Cloudera entered into the Merger Agreement with the expectation that the merger will result in various benefits, including certain cost savings and operational efficiencies or synergies. To realize these anticipated benefits, the businesses of Hortonworks and Cloudera must be successfully integrated. Historically, Hortonworks and Cloudera have been independent companies, and they will continue to be operated as such until the completion of the Merger. The integration may be complex and time consuming and may require substantial resources and effort. The management of the combined company may face significant challenges in consolidating the operations of Hortonworks and Cloudera, integrating the two companies’ technologies, procedures, and policies, as well as addressing the different corporate cultures of the two companies. If the companies are not successfully integrated, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected.

Customer uncertainties related to the Merger could adversely affect the businesses, revenues and gross margins of Hortonworks and the combined company.

In response to the announcement of the Merger or due to ongoing uncertainty about the Merger, our customers may delay or defer purchasing decisions or elect to switch to other suppliers. In particular, prospective customers could be reluctant to purchase the products and services of Hortonworks or the combined company due to uncertainty about the direction of the combined company’s offerings and willingness to support existing products. To the extent that the Merger creates uncertainty among those persons and organizations contemplating purchases such that customers delay, defer or change purchases in connection with the planned Merger, the revenues of Hortonworks or the combined company would be adversely affected. Customer assurances may be made by Hortonworks to address their customers’ uncertainty about the direction of the combined company’s product and related support offerings, which may result in additional obligations of Hortonworks or the combined company. As a result of any of these actions, quarterly revenues and net earnings of Hortonworks or the combined company could be substantially below expectations of market analysts and a decline in the companies’ respective stock prices could result.

Certain directors and executive officers of Hortonworks have interests in the Merger that may be different from, or in addition to, the interests of Hortonworks stockholders.

Executive officers of Hortonworks negotiated the terms of the Merger Agreement under the direction of our Board of Directors. Our Board of Directors unanimously approved the Merger Agreement and the transactions contemplated thereby and unanimously recommended that Hortonworks stockholders vote in favor of the Merger Agreement. These directors and executive officers may have interests in the Merger that are different from, or in addition to, or may be deemed to conflict with, yours. These interests include the continued employment of certain executive officers of Hortonworks by Cloudera, the continued positions of certain directors of Hortonworks as directors of the combined company and the indemnification of former Hortonworks directors and officers by the combined company. With respect to our directors and executive officers, these interests also include the treatment in the Merger of employment agreements, change of control and severance agreements, stock options, restricted stock units, performance stock units and other rights held by these directors and executive officers, including the right to vesting acceleration upon or following a change of control under various equity awards and agreements. Our stockholders should be aware of these interests when they consider the recommendation of our Board of Directors that they vote in favor of the Merger Agreement.

Provisions of the Merger Agreement may deter alternative business combinations and could negatively impact our stock prices if the Merger Agreement is terminated in certain circumstances.

In connection with the execution and delivery of the Merger Agreement, each of Hortonworks and Cloudera agreed to immediately cease all existing activities, discussions or negotiations with any persons previously conducted with respect to certain acquisition proposals and acquisition transactions relating to Hortonworks and Cloudera. The Merger Agreement prohibits Hortonworks and Cloudera from soliciting, initiating, or knowingly encouraging or facilitating certain acquisition proposals with any third party, subject to exceptions set forth in the Merger Agreement. The Merger Agreement does not allow either Hortonworks or Cloudera to terminate the Merger Agreement in the event that it receives an alternative acquisition proposal. The Merger Agreement also provides for the payment by Cloudera of a termination fee of $95 million if the Merger Agreement is terminated in certain circumstances (relating to, amongst other things, certain breaches of Cloudera’s no-shop obligations, failure by Cloudera’s board of directors to recommend the Merger, and failure by Cloudera to bring the Merger before a vote to the stockholders) in connection with a competing third party acquisition proposal for Cloudera and for the payment by Hortonworks of a termination fee of $65 million if the Merger Agreement is terminated in certain circumstances (relating to, amongst other things, certain breaches of Hortonworks’ no-shop obligations, failure by the Hortonworks board to recommend the merger, and failure by Hortonworks to bring the Merger before a vote to the stockholders) in connection with a competing third party acquisition proposal for Hortonworks. These provisions limit our ability to pursue offers from third parties that could result in greater value to Hortonworks stockholders. The obligation to pay the termination fee also may discourage a third party from pursuing an acquisition proposal. If the Merger is terminated and we determine to seek another business combination, we cannot assure our stockholders that we will be able to negotiate a transaction with another company on terms comparable to the terms of the Merger, or that we will avoid incurrence of any fees associated with the termination of the Merger Agreement.

In the event the Merger is terminated by Cloudera or Hortonworks in circumstances that obligate either party to pay the termination fee to the other party, including where either party terminates the Merger Agreement because the other party’s board withdraws its support of the Merger, our stock prices may decline.

We are subject to business uncertainties and contractual restrictions while the proposed transactions are pending, which could adversely affect our business and operations.

Due to ongoing uncertainty about the Merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us, which could negatively affect our revenues, as well as the market price of Hortonworks Common Stock, regardless of whether the Merger is completed.

Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of its business prior to completing the Merger, which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could negatively affect our businesses and operations prior to the completion of the Merger.

Hortonworks and, following the completion of the Merger, the combined company, must continue to retain, recruit and motivate executives and other key employees, and failure to do so could negatively affect the combined company.

For the Merger to be successful, we must continue to retain, recruit and motivate executives and other key employees during the period before the Merger is completed. Further, the combined company must be successful at retaining, recruiting and motivating key employees following the completion of the Merger in order for the benefits of the transaction to be fully realized. Our employees may experience uncertainty about their future roles with the combined company until, or even after, strategies with regard to the combined company are announced and executed. The potential distractions related to the Merger may adversely affect our ability and, following completion of the Merger, the combined company, to keep executives and other key employees focused on business strategies and goals, to address other important personnel matters and to retain them at all. A failure by us or, following the completion of the Merger, the combined company, to attract, retain and motivate executives and other key employees during the period prior to or after the completion of the Merger could have a negative impact on our businesses.

If the proposed Merger is not completed, we will have incurred substantial costs that may adversely affect our financial results and operations and the market price of Hortonworks Common Stock.

If the Merger is not completed, the prices of Hortonworks Common Stock may decline to the extent that the current market prices of Hortonworks Common Stock reflect a market assumption that the Merger will be completed. In addition, we have incurred and will incur substantial costs in connection with the proposed Merger. These costs are primarily associated with the fees of attorneys, accountants and our financial advisors. In addition, we have diverted significant management resources in an effort to complete the Merger and are each subject to restrictions contained in the Merger Agreement on the conduct of our business during the pendency of the Merger. If the Merger is not completed, we will have received little or no benefit in respect of such costs incurred. Also, if the Merger is not completed under certain circumstances specified in the Merger Agreement, we may be required to pay a termination fee to the other party of $95 million and $65 million, respectively.

Further, if the Merger is not completed, we may experience negative reactions from the financial markets and our suppliers, customers and employees. Each of these factors may adversely affect the trading price of Hortonworks Common Stock and our financial results and operations.

The Merger is subject to the receipt of consents and approvals from governmental entities that may impose conditions that could have an adverse effect on us or could cause a termination of the Merger Agreement prior to completion of the Merger.

Completion of the Merger is conditioned upon the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The reviewing governmental authorities may not permit the Merger at all or may impose restrictions or conditions on the Merger that may seriously harm the combined company if the Merger is completed. These conditions could include a complete or partial license, divestiture, spin-off or the holding separate of assets or businesses. Any delay in the completion of the Merger could diminish the anticipated benefits of the Merger or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the transaction.

Hortonworks and Cloudera also may agree to restrictions or conditions imposed by governmental authorities in order to obtain regulatory approval, and these restrictions or conditions could harm the combined company’s operations. No additional stockholder approvals are expected to be required for any decision by us, after the special meeting of Hortonworks stockholders, to agree to any terms and conditions necessary to resolve any regulatory objections to the Merger.

In addition, during or after the statutory waiting periods, and even after completion of the Merger, governmental authorities could seek to block or challenge the Merger as they deem necessary or desirable in the public interest. In addition, in some jurisdictions, a competitor, customer or other third party could initiate a private action under the antitrust laws of such jurisdiction challenging or seeking to enjoin the Merger, before or after it is completed. Hortonworks or the combined company may not prevail, or may incur significant costs, in defending or settling any action under antitrust laws.

Our stockholders will not be entitled to appraisal rights in the Merger.

Appraisal rights are statutory rights that, if applicable under law, enable stockholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the extraordinary transaction. Under the General Corporation Law of the State of Delaware, as amended, stockholders do not have appraisal rights if the shares of stock they hold, as of the record date for determination of stockholders entitled to vote at the meeting of stockholders to act upon a merger, are either (i) listed on a national securities exchange or (ii) held of record by more than 2,000 holders. Notwithstanding the foregoing, appraisal rights are available if stockholders are required by the terms of the merger agreement to accept for their shares anything other than (a) shares of stock of the surviving corporation, (b) shares of stock of another corporation that will either be listed on a national securities exchange or held of record by more than 2,000 holders, (c) cash instead of fractional shares or (d) any combination of clauses (a) through (c).

Because Hortonworks Common Stock is listed on The Nasdaq Global Select Market LLC and is expected to continue to be so listed on the record date for our special meeting, our stockholders will not be entitled to appraisal rights in the Merger with respect to their shares of Hortonworks Common Stock. Because holders of Hortonworks Common Stock will also receive shares of Cloudera Common Stock in the Merger and cash in lieu of fractional shares, holders of Hortonworks Common Stock will also not be entitled to appraisal rights in the Merger with respect to their shares of Hortonworks Common Stock.

Risks Related to Our Business

We have a history of losses, and we may not become profitable in the future.

We have incurred net losses since our inception, including net losses of $114.8 million and $156.3 million for the nine months ended September 30, 2018 and 2017, respectively. As a result, we had an accumulated deficit of $944.9 million as of September 30, 2018. It is difficult for us to predict our future results of operations because the market for our solutions is rapidly evolving and has not yet reached widespread adoption. We may not achieve sufficient revenue to attain and maintain profitability. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales, expand and improve the effectiveness of our distribution channels, and continue to invest in the development of our Connected Data Platforms, Hortonworks Data Platform (“HDP”), Hortonworks DataFlow (“HDF”), Hortonworks Cybersecurity Platform (“HCP”) and other offerings. In addition, as we grow, we will incur additional significant legal, accounting and other expenses. As a result of these increased expenses, we will have to generate and sustain increased revenue to be profitable in future periods. Any failure by us to sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

We compete with Hadoop distribution vendors such as Cloudera Inc. and MapR Technologies, Inc., as well as enterprise software vendors, system providers and infrastructure companies that provide support subscription, professional services, on-premises or cloud-based offerings similar to our own. We also compete with cloud computing vendors that offer certain big data processing services, such as Amazon.com, Inc. Although we have entered into the Merger Agreement to merge with Cloudera, we can provide no assurances that such transaction will close within the anticipated time frame or at all. Other established system providers not currently focused on offerings similar to ours, including traditional data warehouse solution providers such as Teradata Corporation, SAP AG and Dell EMC, or open source distributed data platform providers, including non-relational NoSQL database providers such as MongoDB, Inc. and DataStax, Inc. may expand their products and services to more directly compete with us. Finally, some potential customers may elect to implement and self-support Hadoop deployments or other offerings similar to ours internally rather than purchasing them. Some of the companies that compete with us, or that may compete with us in the future, have greater name recognition, substantially greater financial, technical, marketing and other resources, the ability to devote greater resources to the promotion, sale and support of their solutions, more extensive customer bases and broader customer relationships and longer operating histories than we have.

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

•	the timing of recognizing the expense for contract acquisition costs, especially considering our current practice under the existing accounting standards;

•	the renewals of our support subscription and other arrangements with our customers;

•	changes in the competitive dynamics of our market;

•	customers delaying purchasing decisions in anticipation of new software or software enhancements or in anticipation of our merger with Cloudera;

•	the timing of satisfying revenue recognition criteria under applicable standards;

•	our ability to control costs, including our operating expenses;

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

We have increased our number of full-time employees to approximately 1,410 as of September 30, 2018 from approximately 1,150 at September 30, 2017, and have increased our revenue to $252.6 million in the nine months ended September 30, 2018 from $186.8 million in the nine months ended September 30, 2017. Our recent growth and expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to continue to expand our overall business, customer base, headcount and operations. Continued growth increases the challenges involved in:

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

Within the United States, various federal and state laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about employees and users. In June 2018, California passed the California Consumer Privacy Act (the “CCPA”), which will provide new data privacy rights for consumers and new operation requirements for companies and will become effective on January 1, 2020. We are continuing to assess the impact of the CCPA on our business. Outside of the United States, various jurisdictions actively regulate and enforce laws regarding the collection, retention, transfer and use (including loss and unauthorized access) of data and personal information. Privacy advocates and government bodies have increasingly scrutinized the ways in which companies link personal identities and data associated with particular users or devices with data collected through the internet, and we expect such scrutiny to continue to increase. In 2016, the European Commission adopted a new framework, the EU-U.S. Privacy Shield, which provides a mechanism for companies to transfer data from EU member states to the United States. This and other mechanisms may be reviewed by European courts, which may lead to uncertainty about transfers of personal data from EU member states to the United States. Also in 2016, the EU adopted a new law governing data practices and privacy called the General Data Protection Regulation (the “GDPR”), which became effective in May 2018. We have assessed the impact of the GDPR on our operations and have undertaken remedial activities to comply with the requirements, but there can be no assurance that our remedial activities will avoid or mitigate potential violations of the GDPR. Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims.

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

We and our subsidiaries may incur significant indebtedness in the future, whether under our revolving credit facility or otherwise. Although the agreements governing our revolving credit facility contain restrictions on the incurrence of additional indebtedness, and although the Merger Agreement restricts us from incurring any long-term or short-term debt or issuing any debt securities outside the ordinary course of business, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or otherwise enhance our offerings, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms that are favorable to us, if at all. In addition, the Merger Agreement limits our ability to engage in equity or debt financings. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it and comply with the Merger Agreement, as applicable, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

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

Due to the Merger, the ability of the combined company to use net operating losses to offset future taxable income may be restricted and these net operating losses could expire or otherwise be unavailable.

As of December 31, 2017, we had federal and state and local tax net operating loss carryforwards (“NOLs”) of $525.3 million and $405.7 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. If the Merger is completed, our existing NOLs may be subject to limitations and the combined company may not be able to fully use these NOLs to offset future taxable income. In addition, if the combined company undergoes any subsequent ownership change, its ability to utilize NOLs could be further limited. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOL carryforwards, eliminations of loss carrybacks and limitations on the use of future losses associated with the Tax Cuts and Jobs Act, or other unforeseen reasons, some or all of our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from utilization of all of our NOLs, whether or not we attain profitability.

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

The trading price of our common stock has been, and may continue to be, volatile and could fluctuate widely regardless of our operating performance. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	uncertainties related to our proposed Merger with Cloudera;

•	actual or anticipated fluctuations in our results of operations;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

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

The requirements of being a public company, including the additional requirements we must comply with when we cease to be an emerging growth company” after the end of this fiscal year, may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

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

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business, and are currently limited by the Merger Agreement from issuing dividends to our stockholders. Any return to stockholders will therefore be limited to the increase, if any, of our stock price, which may never occur.

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

EXHIBIT

INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1¥	Agreement and Plan of Merger and Reorganization, dated as of October 3, 2018, by and among Hortonworks, Inc., Cloudera, Inc. and Surf Merger Corporation.	8-K	001-36780	2.1	October 3, 2018

10.1	Form of Hortonworks Support Agreement.	8-K	001-36780	10.1	October 3, 2018

10.2	Form of Cloudera Support Agreement.	8-K	001-36780	10.2	October 3, 2018

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

¥

The schedules to the Agreement and Plan of Merger and Reorganization have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish copies of such schedules to the Securities and Exchange Commission upon request by the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hortonworks, Inc.

Date: November 8, 2018	By:	/s/ Scott Davidson
Scott Davidson
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and duly authorized signatory)